Form 10-Q
period 2026-03-31
KIMCO REALTY CORP; Kimco Realty OP, LLC
filed 2026-04-30
CIK 879101, 1959472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 22, 2026, Kimco Realty Corporation had 674,389,792 shares of common stock outstanding.

KIMCO REALTY CORPORATION

KIMCO REALTY OP, LLC

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2026

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2026, of Kimco Realty Corporation (the “Parent Company”) and Kimco Realty OP, LLC (“Kimco OP”). Unless stated otherwise or the context requires, references to “Kimco Realty Corporation” or the “Parent Company” mean Kimco Realty Corporation and its subsidiaries, and references to “Kimco Realty OP, LLC” or “Kimco OP” mean Kimco Realty OP, LLC and its subsidiaries. The terms the “Company,” “we,” “our” or “us” refer to the Parent Company and its business and operations conducted through its directly or indirectly owned subsidiaries, including Kimco OP; and in statements regarding qualification as a Real Estate Investment Trust (“REIT”) for U.S. federal income tax purposes, such terms refer solely to the Parent Company. References to “shares” and “shareholders” refer to the shares and shareholders of the Parent Company and not the limited liability company interests of Kimco OP.

The Parent Company is a REIT and is the managing member of Kimco OP. As of March 31, 2026, the Parent Company owned 99.74% of the outstanding limited liability company interests (the “OP Units”) in Kimco OP. Noncontrolling OP Unit interests are owned by third parties and certain officers and directors of the Company.

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

Stockholders' equity and Members’ capital are the primary areas of difference between the unaudited Condensed Consolidated Financial Statements of the Parent Company and those of Kimco OP. Kimco OP’s Members’ capital currently includes OP Units owned by the Parent Company and noncontrolling OP Units owned by third parties and certain officers and directors of the Company. OP Units owned by outside members are accounted for within capital on Kimco OP’s financial statements and in noncontrolling interests in the Parent Company’s financial statements.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share information)

	March 31, 2026	December 31, 2025
Assets:
Real estate, net of accumulated depreciation and amortization of $4,921,263 and $4,849,564, respectively	$16,656,682	$16,769,292
Investments in and advances to real estate joint ventures	1,446,006	1,454,051
Other investments	99,682	99,936
Cash, cash equivalents and restricted cash	169,603	212,794
Mortgage and other financing receivables, net	420,448	383,935
Accounts and other receivables, net	370,076	368,964
Operating lease right-of-use assets, net	127,632	127,596
Other assets	295,317	271,682
Total assets (1)	$19,585,446	$19,688,250

Liabilities:
Notes payable, net	$7,719,536	$7,718,730
Mortgages payable, net	465,433	467,203
Accounts payable and accrued expenses	254,314	291,537
Intangible liabilities, net	318,549	334,527
Operating lease liabilities	120,339	120,078
Other liabilities	161,673	188,297
Total liabilities (1)	9,039,844	9,120,372
Redeemable noncontrolling interests	-	24,506

Commitments and Contingencies (Footnote 17)

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 7,054,000 shares; Issued and outstanding (in series) 20,748 shares; Aggregate liquidation preference $553,196	21	21
Common stock, $.01 par value, authorized 1,500,000,000 shares; Issued and outstanding 674,402,680 and 674,093,047 shares, respectively	6,744	6,741
Paid-in capital	10,931,040	10,922,596
Cumulative distributions in excess of net income	(546,714)	(528,730)
Accumulated other comprehensive loss	(2,185)	(8,792)
Total stockholders' equity	10,388,906	10,391,836
Noncontrolling interests	156,696	151,536
Total equity	10,545,602	10,543,372
Total liabilities and equity	$19,585,446	$19,688,250

(1)
Total assets include restricted assets of consolidated variable interest entities (“VIEs”) at March 31, 2026 and December 31, 2025 of $84,583 and $358,236, respectively. Total liabilities include non-recourse liabilities of consolidated VIEs at March 31, 2026 and December 31, 2025 of $67,615 and $153,044, respectively. See Footnote 12 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues
Revenues from rental properties, net	$552,812	$531,286
Management and other fee income	5,204	5,338
Total revenues	558,016	536,624

Operating expenses
Rent	(4,147)	(4,184)
Real estate taxes	(72,842)	(69,911)
Operating and maintenance	(95,229)	(89,553)
General and administrative	(37,187)	(34,392)
Impairment charges	(50)	(534)
Depreciation and amortization	(156,496)	(158,453)
Total operating expenses	(365,951)	(357,027)

Gain on sale of properties	15,707	887

Operating income	207,772	180,484

Other income/(expense)
Other (expense)/income, net	(1,619)	207
Mortgage and other financing income, net	12,475	11,269
Interest expense	(83,125)	(80,377)

Income before income taxes, net, equity in income of joint ventures, net, and equity in income from other investments, net	135,503	111,583

Benefit/(provision) for income taxes, net	239	(464)
Equity in income of joint ventures, net	24,811	22,683
Equity in income of other investments, net	5,794	701

Net income	166,347	134,503

Net income attributable to noncontrolling interests	(1,449)	(1,686)

Net income attributable to the Company	164,898	132,817

Preferred dividends, net	(7,536)	(7,683)

Net income available to the Company's common shareholders	$157,362	$125,134

Per common share:
Net income available to the Company's common shareholders:
-Basic	$0.23	$0.18
-Diluted	$0.23	$0.18

Weighted average shares:
-Basic	671,826	677,074
-Diluted	672,771	677,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$166,347	$134,503
Other comprehensive income/(loss)
Change in fair value of cash flow hedges for interest payments	5,428	(10,269)
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	1,179	(1,680)
Other comprehensive income/(loss)	6,607	(11,949)

Comprehensive income	172,954	122,554

Comprehensive income attributable to noncontrolling interests	(1,449)	(1,686)

Comprehensive income attributable to the Company	$171,505	$120,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

(in thousands)

						Cumulative	Accumulated
						Distributions	Other	Total
	Preferred Stock		Common Stock		Paid-in	in Excess of	Comprehensive	Stockholders'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Capital	Net Income	Income/(Loss)	Equity	Interests	Equity
Balance at January 1, 2025	21	$21	679,494	$6,795	$11,033,485	$(398,792)	$11,038	$10,652,547	$145,365	$10,797,912
Net income	-	-	-	-	-	132,817	-	132,817	1,686	134,503
Other comprehensive loss:
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	(10,269)	(10,269)	-	(10,269)
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	(1,680)	(1,680)	-	(1,680)
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(813)	(813)
Dividends declared to preferred shares	-	-	-	-	-	(7,553)	-	(7,553)	-	(7,553)
Dividends declared to common shares	-	-	-	-	-	(169,875)	-	(169,875)	-	(169,875)
Repurchase of preferred stock	-	-	-	-	(2,687)	(130)	-	(2,817)	-	(2,817)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,196)	(1,196)
Issuance of common stock	-	-	525	5	(5)	-	-	-	-	-
Surrender of restricted common stock	-	-	(522)	(5)	(11,531)	-	-	(11,536)	-	(11,536)
Amortization of equity awards	-	-	-	-	6,065	-	-	6,065	659	6,724
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	-	577	-	-	577	-	577
Balance at March 31, 2025	21	$21	679,497	$6,795	$11,025,904	$(443,533)	$(911)	$10,588,276	$145,701	$10,733,977

Balance at January 1, 2026	21	$21	674,093	$6,741	$10,922,596	$(528,730)	$(8,792)	$10,391,836	$151,536	$10,543,372
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	76	76
Net income	-	-	-	-	-	164,898	-	164,898	1,449	166,347
Other comprehensive income:
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	5,428	5,428	-	5,428
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	1,179	1,179	-	1,179
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(359)	(359)
Dividends declared to preferred shares	-	-	-	-	-	(7,536)	-	(7,536)	-	(7,536)
Dividends declared to common shares	-	-	-	-	-	(175,346)	-	(175,346)	-	(175,346)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,227)	(1,227)
Issuance of equity awards	-	-	614	6	37	-	-	43	4,078	4,121
Repurchase of common stock	-	-	(23)	-	(462)	-	-	(462)	-	(462)
Surrender of restricted common stock	-	-	(281)	(3)	(6,039)	-	-	(6,042)	-	(6,042)
Amortization of equity awards	-	-	-	-	11,194	-	-	11,194	1,534	12,728
Redemption/conversion of noncontrolling interests	-	-	-	-	4,000	-	-	4,000	(391)	3,609
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	-	(286)	-	-	(286)	-	(286)
Balance at March 31, 2026	21	$21	674,403	$6,744	$10,931,040	$(546,714)	$(2,185)	$10,388,906	$156,696	$10,545,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flow from operating activities:
Net income	$166,347	$134,503
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	156,496	158,453
Impairment charges	50	534
Straight-line rental income adjustments, net	(6,612)	(6,299)
Amortization of above-market and below-market leases, net	(13,634)	(5,314)
Amortization of deferred financing costs and fair value debt adjustments, net	1,630	100
Equity award expense	12,728	6,725
Gain on sale of properties	(15,707)	(887)
Loss on marketable securities/derivative, net	29	325
Equity in income of joint ventures, net	(24,811)	(22,683)
Equity in income of other investments, net	(5,794)	(701)
Distributions from joint ventures and other investments	30,036	22,130
Change in accounts and other receivables, net	5,500	7,385
Change in accounts payable and accrued expenses	(25,051)	(33,996)
Change in other operating assets	(21,636)	(28,681)
Change in other operating liabilities	(16,585)	(7,781)
Net cash flow provided by operating activities	242,986	223,813

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	-	(106,244)
Improvements to operating real estate	(63,441)	(52,117)
Investment in marketable securities	(1,011)	(1)
Proceeds from sale of marketable securities	679	500
Investments in preferred stock and cost method investments	(26)	(5,000)
Investments in and advances to real estate joint ventures	(299)	(1,778)
Reimbursements of investments in and advances to real estate joint ventures	8,200	9,282
Investments in and advances to other investments	(1,108)	(1,210)
Reimbursements of investments in and advances to other investments	184	1,127
Investment in mortgage and other financing receivables	(76,410)	-
Collection of mortgage and other financing receivables	39,896	23,117
Proceeds from sale of properties	43,961	1,324
Proceeds from insurance casualty claims	869	446
Net cash flow used for investing activities	(48,506)	(130,554)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(16,087)	(48,844)
Principal payments on rental property debt	(3,055)	(3,485)
Proceeds from mortgage loan financings	17,350	-
Proceeds from unsecured revolving credit facility, net	-	120,000
Repayments of unsecured notes	-	(500,000)
Financing origination costs	(6,309)	(22)
Contributions from noncontrolling interests	78	-
Distributions to noncontrolling interests	(1,588)	(2,009)
Redemptions of noncontrolling interests	(39,139)	(1,045)
Dividends paid	(182,882)	(177,464)
Repurchase of preferred stock	-	(2,817)
Repurchase of common stock	(462)	-
Shares repurchased for employee tax withholding on equity awards	(6,042)	(11,536)
Principal payments under finance lease obligations	-	(24,362)
Change in tenants' security deposits	465	1,097
Net cash flow used for financing activities	(237,671)	(650,487)

Net change in cash, cash equivalents and restricted cash	(43,191)	(557,228)
Cash, cash equivalents and restricted cash, beginning of the period	212,794	689,731
Cash, cash equivalents and restricted cash, end of the period	$169,603	$132,503

Interest paid (net of capitalized interest of $1,547 and $531, respectively)	$90,606	$84,019

Income taxes (received)/paid	$(2,136)	$23,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except unit information)

	March 31, 2026	December 31, 2025
Assets:
Real estate, net of accumulated depreciation and amortization of $4,921,263 and $4,849,564, respectively	$16,656,682	$16,769,292
Investments in and advances to real estate joint ventures	1,446,006	1,454,051
Other investments	99,682	99,936
Cash, cash equivalents and restricted cash	169,603	212,794
Mortgage and other financing receivables, net	420,448	383,935
Accounts and other receivables, net	370,076	368,964
Operating lease right-of-use assets, net	127,632	127,596
Other assets	295,317	271,682
Total assets (1)	$19,585,446	$19,688,250

Liabilities:
Notes payable, net	$7,719,536	$7,718,730
Mortgages payable, net	465,433	467,203
Accounts payable and accrued expenses	254,314	291,537
Intangible liabilities, net	318,549	334,527
Operating lease liabilities	120,339	120,078
Other liabilities	161,673	188,297
Total liabilities (1)	9,039,844	9,120,372
Redeemable noncontrolling interests	-	24,506

Commitments and Contingencies (Footnote 17)

Members' capital:
Preferred units; 20,748 units outstanding	546,256	546,256
General member; 674,402,680 and 674,093,047 common units outstanding, respectively	9,844,835	9,854,372
Limited members; 1,758,609 and 1,444,722 common units outstanding, respectively	35,377	30,183
Accumulated other comprehensive loss	(2,185)	(8,792)
Total members' capital	10,424,283	10,422,019
Noncontrolling interests	121,319	121,353
Total capital	10,545,602	10,543,372
Total liabilities and capital	$19,585,446	$19,688,250

(1)
Total assets include restricted assets of consolidated VIEs at March 31, 2026 and December 31, 2025 of $84,583 and $358,236, respectively. Total liabilities include non-recourse liabilities of consolidated VIEs at March 31, 2026 and December 31, 2025 of $67,615 and $153,044, respectively. See Footnote 12 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per unit data)

	Three Months Ended March 31,
	2026	2025
Revenues
Revenues from rental properties, net	$552,812	$531,286
Management and other fee income	5,204	5,338
Total revenues	558,016	536,624

Operating expenses
Rent	(4,147)	(4,184)
Real estate taxes	(72,842)	(69,911)
Operating and maintenance	(95,229)	(89,553)
General and administrative	(37,187)	(34,392)
Impairment charges	(50)	(534)
Depreciation and amortization	(156,496)	(158,453)
Total operating expenses	(365,951)	(357,027)

Gain on sale of properties	15,707	887

Operating income	207,772	180,484

Other income/(expense)
Other (expense)/income, net	(1,619)	207
Mortgage and other financing income, net	12,475	11,269
Interest expense	(83,125)	(80,377)

Income before income taxes, net, equity in income of joint ventures, net, and equity in income from other investments, net	135,503	111,583

Benefit/(provision) for income taxes, net	239	(464)
Equity in income of joint ventures, net	24,811	22,683
Equity in income of other investments, net	5,794	701

Net income	166,347	134,503

Net income attributable to noncontrolling interests	(1,019)	(1,475)

Net income attributable to Kimco OP	165,328	133,028

Preferred distributions, net	(7,536)	(7,683)

Net income available to Kimco OP's common unitholders	$157,792	$125,345

Per common unit:
Net income available to Kimco OP's common unitholders:
-Basic	$0.23	$0.18
-Diluted	$0.23	$0.18

Weighted average units:
-Basic	672,871	678,040
-Diluted	673,816	678,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$166,347	$134,503
Other comprehensive income/(loss)
Change in fair value of cash flow hedges for interest payments	5,428	(10,269)
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	1,179	(1,680)
Other comprehensive income/(loss)	6,607	(11,949)

Comprehensive income	172,954	122,554

Comprehensive income attributable to noncontrolling interests	(1,019)	(1,475)

Comprehensive income attributable to Kimco OP	$171,935	$121,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(unaudited)

(in thousands)

							Accumulated
	General Member				Limited Members		Other	Total
	Preferred Units		Common Units		Common Units		Comprehensive	Members'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Issued	Amount	Income/(Loss)	Capital	Interests	Capital
Balance at January 1, 2025	21	$549,588	679,494	$10,091,921	1,074	$22,276	$11,038	$10,674,823	$123,089	$10,797,912
Net income	-	7,683	-	125,134	-	211	-	133,028	1,475	134,503
Other comprehensive loss:
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	(10,269)	(10,269)	-	(10,269)
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	(1,680)	(1,680)	-	(1,680)
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(813)	(813)
Distributions declared to preferred unitholders	-	(7,553)	-	-	-	-	-	(7,553)	-	(7,553)
Distributions declared to common unitholders	-	-	-	(169,875)	-	(269)	-	(170,144)	-	(170,144)
Repurchase of preferred units	-	(2,817)	-	-	-	-	-	(2,817)	-	(2,817)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(927)	(927)
Issuance of common units	-	-	525	-	-	-	-	-	-	-
Surrender of restricted common units	-	-	(522)	(11,536)	-	-	-	(11,536)	-	(11,536)
Amortization of equity awards	-	-	-	6,065	-	659	-	6,724	-	6,724
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	577	-	-	-	577	-	577
Balance at March 31, 2025	21	$546,901	679,497	$10,042,286	1,074	$22,877	$(911)	$10,611,153	$122,824	$10,733,977

Balance at January 1, 2026	21	$546,256	674,093	$9,854,372	1,445	$30,183	$(8,792)	$10,422,019	$121,353	$10,543,372
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	76	76
Net income	-	7,536	-	157,362	-	430	-	165,328	1,019	166,347
Other comprehensive income:
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	5,428	5,428	-	5,428
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	1,179	1,179	-	1,179
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(359)	(359)
Distributions declared to preferred unitholders	-	(7,536)	-	-	-	-	-	(7,536)	-	(7,536)
Distributions declared to common unitholders	-	-	-	(175,346)	-	(457)	-	(175,803)	-	(175,803)
Repurchase of common units	-	-	(23)	(462)	(19)	(391)	-	(853)	-	(853)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(770)	(770)
Issuance of equity awards	-	-	614	43	333	4,078	-	4,121	-	4,121
Surrender of restricted common units	-	-	(281)	(6,042)	-	-	-	(6,042)	-	(6,042)
Amortization of equity awards	-	-	-	11,194	-	1,534	-	12,728	-	12,728
Redemption/conversion of noncontrolling interests	-	-	-	4,000	-	-	-	4,000	-	4,000
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	(286)	-	-	-	(286)	-	(286)
Balance at March 31, 2026	21	$546,256	674,403	$9,844,835	1,759	$35,377	$(2,185)	$10,424,283	$121,319	$10,545,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flow from operating activities:
Net income	$166,347	$134,503
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	156,496	158,453
Impairment charges	50	534
Straight-line rental income adjustments, net	(6,612)	(6,299)
Amortization of above-market and below-market leases, net	(13,634)	(5,314)
Amortization of deferred financing costs and fair value debt adjustments, net	1,630	100
Equity award expense	12,728	6,725
Gain on sale of properties	(15,707)	(887)
Loss on marketable securities/derivative, net	29	325
Equity in income of joint ventures, net	(24,811)	(22,683)
Equity in income of other investments, net	(5,794)	(701)
Distributions from joint ventures and other investments	30,036	22,130
Change in accounts and other receivables, net	5,500	7,385
Change in accounts payable and accrued expenses	(25,051)	(33,996)
Change in other operating assets	(21,636)	(28,681)
Change in other operating liabilities	(16,585)	(7,781)
Net cash flow provided by operating activities	242,986	223,813

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	-	(106,244)
Improvements to operating real estate	(63,441)	(52,117)
Investment in marketable securities	(1,011)	(1)
Proceeds from sale of marketable securities	679	500
Investments in preferred stock and cost method investments	(26)	(5,000)
Investments in and advances to real estate joint ventures	(299)	(1,778)
Reimbursements of investments in and advances to real estate joint ventures	8,200	9,282
Investments in and advances to other investments	(1,108)	(1,210)
Reimbursements of investments in and advances to other investments	184	1,127
Investment in mortgage and other financing receivables	(76,410)	-
Collection of mortgage and other financing receivables	39,896	23,117
Proceeds from sale of properties	43,961	1,324
Proceeds from insurance casualty claims	869	446
Net cash flow used for investing activities	(48,506)	(130,554)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(16,087)	(48,844)
Principal payments on rental property debt	(3,055)	(3,485)
Proceeds from mortgage loan financings	17,350	-
Proceeds from unsecured revolving credit facility, net	-	120,000
Repayments of unsecured notes	-	(500,000)
Financing origination costs	(6,309)	(22)
Contributions from noncontrolling interests	78	-
Distributions to noncontrolling interests	(1,131)	(2,009)
Redemptions of noncontrolling interests	(38,748)	(1,045)
Distributions paid	(183,339)	(177,464)
Repurchase of preferred units	-	(2,817)
Repurchase of common units	(853)	-
Units repurchased for employee tax withholding on equity awards	(6,042)	(11,536)
Principal payments under finance lease obligations	-	(24,362)
Change in tenants' security deposits	465	1,097
Net cash flow used for financing activities	(237,671)	(650,487)

Net change in cash, cash equivalents and restricted cash	(43,191)	(557,228)
Cash, cash equivalents and restricted cash, beginning of the period	212,794	689,731
Cash, cash equivalents and restricted cash, end of the period	$169,603	$132,503

Interest paid (net of capitalized interest of $1,547 and $531, respectively)	$90,606	$84,019

Income taxes (received)/paid	$(2,136)	$23,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Organization

Kimco Realty Corporation and its subsidiaries (the “Parent Company”) operates as a Real Estate Investment Trust (“REIT”) for U.S. federal income tax purposes. Substantially all of the Parent Company’s assets are held by, and substantially all of the Parent Company’s operations are conducted through, Kimco Realty OP, LLC (“Kimco OP”), either directly or through its subsidiaries, as the Parent Company’s operating company. The Parent Company is the managing member and exercises exclusive control over Kimco OP. As of March 31, 2026, the Parent Company owned 99.74% of the outstanding limited liability company interests (the “OP Units”) in Kimco OP. The terms “Kimco,” “the Company” and “our” each refer to the Parent Company and Kimco OP, collectively, unless the context indicates otherwise. In statements regarding qualification as a REIT for U.S. federal income tax purposes, such terms refer solely to Kimco Realty Corporation.

The Company is a leading owner and operator of high-quality, open-air, grocery-anchored shopping centers and mixed use properties in the United States. The Company’s portfolio is primarily concentrated in the first-ring suburbs of the top major metropolitan markets, including those in high-barrier-to-entry coastal markets and Sun Belt cities, with a tenant mix focused on essential, necessity-based goods and services that drive multiple shopping trips per week. The Company, its affiliates and related real estate joint ventures are engaged principally in the ownership, management, development and operation of open-air shopping centers, including mixed use assets, which are anchored primarily by grocery stores, off-price retailers, discounters or service-oriented tenants. Additionally, the Company provides complementary services that capitalize on the Company’s established retail real estate expertise. The Company’s mission is to create destinations for everyday living that inspire a sense of community and deliver value to our many stakeholders. The Company evaluates performance on a property specific or transactional basis and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The Company elected status as a REIT for federal income tax purposes commencing with its taxable year which began January 1, 1992 and operates in a manner that enables the Company to maintain its status as a REIT. To qualify as a REIT, the Company must meet several organizational and operational requirements, and is required to distribute annually at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, the Company will be subject to federal income tax at regular corporate rates to the extent that it distributes for any year less than 100% of its REIT taxable income, determined without regard to the dividends paid deductions and including any net capital gain. In January 2023, the Company reorganized into an umbrella partnership real estate investment trust structure (“UPREIT”). The Company believes it is organized and operates in such a manner to qualify and remain qualified as a REIT, in accordance with Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company, generally, will not be subject to U.S. federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income, as defined in the Code. The Company maintains certain subsidiaries that have made joint elections with the Company to be treated as taxable REIT subsidiaries (“TRSs”), that permit the Company to engage through such TRSs in certain business activities that the REIT may not conduct directly. A TRS is subject to federal and state income taxes on its income, and the Company includes, when applicable, a provision for taxes in its condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

This report combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2026, of the Parent Company and Kimco OP into this single report. The accompanying Condensed Consolidated Financial Statements include the accounts of the Parent Company and Kimco OP and their consolidated subsidiaries. The Company’s subsidiaries include subsidiaries which are wholly owned or which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The Parent Company serves as the general member of Kimco OP. The limited members of Kimco OP have limited rights over Kimco OP and do not have the power to direct the activities that most significantly impact Kimco OP’s economic performance. As such, Kimco OP is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. All inter-company balances and transactions have been eliminated in consolidation. The information presented in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. Amounts as of December 31, 2025 included in the Condensed Consolidated Financial Statements have been derived from the audited Consolidated Financial Statements as of that date, but do not include all annual disclosures required by GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

for the year ended December 31, 2025, as certain disclosures in this Quarterly Report that would duplicate those included in such Annual Report on Form 10-K are not included in these Condensed Consolidated Financial Statements.

Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in its Condensed Consolidated Financial Statements.

Reclassifications

Certain amounts in the prior period have been reclassified in order to conform to the current period’s presentation. For comparative purposes, for the three months ended March 31, 2025, the Company reclassified Loss on marketable securities, net into Other (expense)/income, net on the Company’s Condensed Consolidated Statement of Income as follows (in thousands):

Three Months Ended March 31, 2025
Other (expense)/income, net	$(9)
Loss on marketable securities, net	$9

New Accounting Pronouncements

The following table represents Accounting Standards Updates (“ASUs”) to the FASB’s ASCs that, as of March 31, 2026, are not yet effective for the Company and for which the Company has not elected early adoption, where permitted:

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

Fiscal years beginning January 1, 2027, and interim periods for fiscal years beginning January 1, 2028; early adoption permitted

The Company is reviewing the extent of new disclosures necessary prior to implementation. Other than additional disclosure, the adoption of these ASUs will not have a material impact on the Company’s financial position and/or results of operations.

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

The new guidance will reduce the number of contracts (or embedded features within instruments) that are accounted for as derivatives under Topic 815. This ASU adds a new scope exception to the derivatives guidance for certain contracts underlyings based on the operations or activities specific to one of the parties to the contract. This ASU also clarifies that share-based noncash consideration received from a customer as consideration for the transfer of goods or services in a revenue contract is subject to the revenue guidance and not the financial instruments guidance unless and until the company’s right to receive or retain the share-based noncash consideration is “unconditional,” as defined in this ASU. The amendments may be applied on a prospective basis or on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings.

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

	January 1, 2027; early adoption is permitted	The Company is assessing the impact this ASU, which is applied prospectively, will have on the Company’s financial position and/or results of operations
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
ASU 2025-11, Interim Reporting (Topic 270): - Narrow-Scope Improvements

This ASU clarifies interim disclosure requirements, including providing a comprehensive list of interim disclosure requirements under U.S. GAAP and a disclosure principle that requires entities to disclose events since the last annual reporting period that have a material impact on the entity. The amendments can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements.

	January 1, 2028; early adoption is permitted	The Company is assessing the impact this ASU, which can be applied prospectively, will have on the Company’s financial position and/or results of operations.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following ASUs to the FASB’s ASCs have been adopted by the Company as of the date listed:

ASU	Description	Adoption Date	Effect on the financial statements or other significant matters
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

		January 1, 2026	The adoption of this ASU did not have a material impact on the Company’s financial position and/or results of operations.

3. Real Estate

Acquisitions

During the three months ended March 31, 2026, there were no operating property acquisitions. During the three months ended March 31, 2025, the Company acquired the following operating properties, through direct asset acquisitions (in thousands):

				Purchase Price
Property Name	Location	Month Acquired	Cash	Debt	Other	Total	GLA*
Markets at Town Center (1)	Jacksonville, FL	Jan-25	$108,238	$-	$-	$108,238	254
College Park Land (2)	Las Vegas, NV	Jan-25	12,746	-	1,428	14,174	-
Francisco Center Land (2)	Las Vegas, NV	Jan-25	11,588	-	593	12,181	-
			$132,572	$-	$2,021	$134,593	254

* Gross leasable area (“GLA”)

(1)
The Company had a mortgage receivable of $15.0 million related to this property, which was repaid by the seller at closing.
(2)
The Company acquired the fee interest in two properties under finance ground lease agreements through the exercise of a call option for an aggregate purchase price of $24.2 million. In addition, the Company had a mortgage receivable of $3.4 million, which was repaid by the seller at closing. This transaction also resulted in a decrease in Other assets of $26.2 million and a decrease in Other liabilities of $24.2 million on the Company’s Condensed Consolidated Balance Sheets related to the finance right-of-use assets and lease liabilities (included in Other). See Footnote 8 of the Notes to Condensed Consolidated Financial Statements for further details.

The purchase price for these acquisitions was allocated to real estate and related intangible assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for asset acquisitions. The purchase price allocation for properties acquired during the three months ended March 31, 2025 were as follows (in thousands):

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Dispositions

The table below summarizes the Company’s disposition activity relating to consolidated operating properties and parcels for the three months ended March 31, 2026 and 2025 (dollars in millions):

	Three Months Ended March 31,
	2026	2025
Aggregate sales price/gross fair value (1)	$47.2	$1.5
Gain on sale of properties (2)	$15.7	$0.9
Number of parcels sold	3	1

(1)
Includes $0.6 million of Internal Revenue Code 26 U.S.C. §1031 proceeds held in escrow through sale of real estate interests as of March 31, 2026.
(2)
Before taxes of $0.2 million for the three months ended March 31, 2025.

4. Investments in and Advances to Real Estate Joint Ventures

The Company has investments in and advances to various real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations. As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting. The Company manages certain of these joint venture investments and, where applicable, earns acquisition fees, leasing commissions, property management fees, asset management fees and construction management fees. The table below presents unconsolidated joint venture investments for which the Company held an ownership interest at March 31, 2026 and December 31, 2025 (in millions, except number of properties and GLA):

	Noncontrolling Ownership Interest	The Company’s Investment
Joint Venture	As of March 31, 2026	March 31, 2026	December 31, 2025
Prudential Investment Program	15.0%	$120.2	$120.1
Kimco Income Opportunity Portfolio (“KIR”)	52.1%	287.2	287.2
R2G Venture LLC (“R2G”)	51.5%	396.7	401.2
Canada Pension Plan Investment Board (“CPP”)	55.0%	200.5	202.3
Other Institutional Joint Ventures	Various	233.6	236.0
Other Joint Venture Programs	Various	207.8	207.3
Total*		$1,446.0	$1,454.1

* Represents 114 property interests, 48 other property interests and 24.4 million square feet of GLA, as of both March 31, 2026 and December 31, 2025.

The table below presents the Company’s share of net income for the above investments, which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
Joint Venture	2026	2025
Prudential Investment Program	$2.2	$3.1
KIR	10.5	10.1
R2G	3.2	2.3
CPP	2.8	3.2
Other Institutional Joint Ventures	1.7	1.1
Other Joint Venture Programs	4.4	2.9
Total	$24.8	$22.7

During the three months ended March 31, 2025, certain of the Company’s real estate joint ventures disposed of an operating property and a land parcel in separate transactions, for an aggregate sales price of $39.8 million. These transactions resulted in an aggregate net gain to the Company of $0.8 million for the three months ended March 31, 2025, which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at March 31, 2026 and December 31, 2025 (dollars in millions):

	As of March 31, 2026			As of December 31, 2025
Joint Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
Prudential Investment Program	$233.5	5.19%	19.3	$233.9	5.25%	22.2
KIR	273.0	4.58%	59.8	274.4	4.58%	15.2
R2G	71.2	2.90%	59.7	70.7	2.90%	62.6
CPP	79.0	5.25%	4.0	79.3	5.25%	7.0
Other Institutional Joint Ventures	222.9	5.41%	44.7	222.7	5.41%	47.7
Other Joint Venture Programs	535.0	4.86%	37.7	538.2	5.04%	33.0
Total	$1,414.6			$1,419.2

* Includes extension options

5. Other Investments

The Company has provided capital to owners and developers of real estate properties through its Preferred Equity program, which is included in Other investments on the Company’s Condensed Consolidated Balance Sheets. In addition, the Company has invested capital in certain structured investments that are accounted for on the equity method of accounting. As of March 31, 2026 and December 31, 2025, the Company’s Other investments were $99.7 million and $99.9 million, respectively, of which the Company’s net investments under the Preferred Equity program were $59.6 million and $59.1 million as of March 31, 2026 and December 31, 2025, respectively.

6. Mortgage and Other Financing Receivables

The Company has various mortgage and other financing receivables, which consist of loans acquired and loans originated by the Company. As of March 31, 2026 and December 31, 2025, the Company had mortgage and other financing receivables, net of allowance for credit losses of $420.4 million and $383.9 million, respectively. As of March 31, 2026, these mortgage and other receivables have scheduled maturities ranging from less than one year to 8.6 years and accrue interest at rates ranging from 6.35% to 12.50%. During the three months ended March 31, 2026 and 2025, the Company recognized mortgage and other financing income, net of $12.5 million and $11.3 million, respectively.

During the three months ended March 31, 2026, the Company (i) provided $76.4 million of mortgage and other financing loans and (ii) collected $39.9 million of mortgage and other financing receivables.

During the three months ended March 31, 2025, the Company collected $23.1 million of mortgage and other financing receivables, of which $18.4 million was repaid at closing upon the Company’s acquisition of the corresponding properties.

The following table presents the changes in the allowance for loan losses for the three months ended March 31, 2026 and 2025, respectively (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance at January 1,	$5,352	$6,800
Provision for loan losses	518	-
Recoveries collected	(518)	-
Balance at March 31,	$5,352	$6,800

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Accounts and Other Receivables

The components of accounts and other receivables, net of potentially uncollectible amounts as of March 31, 2026 and December 31, 2025, were as follows (in thousands):

	As of March 31, 2026	As of December 31, 2025
Billed tenant receivables	$20,255	$18,242
Unbilled common area maintenance, insurance and tax reimbursements	68,352	76,113
Other receivables	11,748	11,500
Straight-line rent receivables	269,721	263,109
Total accounts and other receivables, net	$370,076	$368,964

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

The disaggregation of the Company’s lease income, which is included in Revenues from rental properties, net on the Company’s Condensed Consolidated Statements of Income, as either fixed or variable lease income based on the criteria specified in ASC 842, for the three months ended March 31, 2026 and 2025, was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Lease income:
Fixed lease income (1)	$425,294	$416,171
Variable lease income (2)	116,950	112,987
Above-market and below-market leases amortization, net	13,634	5,314
Adjustments for potentially uncollectible lease income or disputed amounts	(3,066)	(3,186)
Total lease income	$552,812	$531,286

(1)
Includes minimum base rents, expense reimbursements, ancillary income and straight-line rent adjustments.
(2)
Includes minimum base rents, expense reimbursements, percentage rent, lease termination fee income and ancillary income.

Lessee Leases

The Company currently leases real estate space under non-cancelable operating lease agreements for ground leases and administrative office leases. The Company’s operating leases have remaining lease terms ranging from less than one year to 79.1 years, some of which include options to extend the terms for up to an additional 60 years.

The Company had three properties under finance ground lease agreements that consisted of variable lease payments with a bargain purchase option. During the three months ended March 31, 2025, the Company acquired the fee interest in two properties under finance ground lease agreements through the exercise of its call option for an aggregate purchase price of $24.2 million. This transaction resulted in a decrease in Other assets of $26.2 million and a decrease in Other liabilities of $24.2 million on the Company’s Condensed Consolidated Balance Sheets related to the finance right-of-use assets and lease liabilities. As of March 31, 2026, the Company has a property under a finance ground lease agreement with a right-of-use asset of $6.8 million, which is included in Other assets on the Company’s Condensed Consolidated Balance Sheets.

The weighted-average remaining non-cancelable lease term and weighted-average discount rates for the Company’s operating leases as of March 31, 2026 were as follows:

Operating Leases
Weighted-average remaining lease term (in years)	28.82
Weighted-average discount rate	6.77%

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of the Company’s lease expense, which are included in interest expense, rent expense and general and administrative expense on the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2026 and 2025, were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Lease cost:
Finance lease cost	$-	$43
Operating lease cost	3,569	3,441
Variable lease cost	675	841
Total lease cost	$4,244	$4,325

9. Notes and Mortgages Payable

Notes Payable

In February 2026, the Company closed on a new $2.0 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks. The Credit Facility is scheduled to expire in March 2030 with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2031. The Credit Facility can be increased to $2.75 billion through an accordion feature. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Credit Facility accrues interest at a rate of Term Secured Overnight Financing Rate (“SOFR”), as defined in the terms of the Credit Facility, plus an applicable spread determined by the Company’s credit ratings. The interest rate can be further adjusted upward or downward based on the sustainability metric targets and the Company’s credit rating, as defined in the agreement. As of March 31, 2026, the interest rate on the Credit Facility is Term SOFR plus 63.5 basis points (4.37% as of March 31, 2026) after reductions for sustainability metrics achieved and the Company’s current credit rating. Pursuant to the terms of the Credit Facility, the Company is subject to certain covenants. As of March 31, 2026, the Credit Facility had no outstanding balance and no appropriations for letters of credit, and the Company was in compliance with its covenants.

During January 2026, the Company established a commercial paper program to issue unsecured, unsubordinated notes up to a maximum of $750.0 million (the “Commercial Paper Program”). The Commercial Paper Program is backstopped by the Company's commitment to maintain available borrowing capacity under its Credit Facility in an amount equal to actual borrowings under the program. As of March 31, 2026, the Commercial Paper Program had no outstanding balance.

The Company has $310.0 million of unsecured term loans (the “Term Loans”) with a group of banks, which were scheduled to expire between November 2026 to February 2028. In March 2026, the Company amended the Term Loans to add two one-year options to extend the maturity dates, at the Company’s discretion, to November 2028 through February 2030. The Term Loans accrue interest at the rate of Adjusted Term SOFR plus an applicable spread determined by the Company’s credit rating and sustainability metric targets, as described in the agreement. As of March 31, 2026, the interest rates on the Term Loans are Adjusted Term SOFR plus 71.0 basis points after reductions for sustainability metrics achieved and the Company’s current credit rating. As of March 31, 2026, the Company had 20 swap rate agreements with various lenders swapping the interest rates on the Term Loans to all-in fixed rates ranging from 4.38% to 4.58%. See Footnote 10 of the Notes to Condensed Consolidated Financial Statements for interest rate swap disclosure.

The Company has a $550.0 million unsecured term loan credit facility (the “Term Loan Credit Facility”) with a group of banks, which is scheduled to mature in January 2027 with two one-year options to extend the maturity date, at the Company’s discretion, to January 2029. The Term Loan Credit Facility, as amended, accrues interest at a rate of Adjusted Term SOFR plus an applicable spread determined by the Company’s credit rating, as described in the agreement. As of March 31, 2026, the interest rate on the Term Loan Credit Facility is Adjusted Term SOFR plus 75.0 basis points based on the Company’s current credit rating. As of March 31, 2026, the Company had six swap rate agreements with various lenders swapping the overall interest rate on the Term Loan Credit Facility to an all-in fixed rate of 4.46%. See Footnote 10 of the Notes to Condensed Consolidated Financial Statements for interest rate swap disclosure.

During February 2025, the Company fully repaid a $500.0 million unsecured note, which accrued interest at a rate of 3.30% per annum, upon maturity.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Mortgages Payable

During the three months ended March 31, 2026, the Company refinanced a mortgage loan on a consolidated joint venture operating property by obtaining a $23.0 million mortgage loan, of which $17.4 million has been funded, and was used to repay the $16.1 million outstanding on the prior mortgage loan.

During the three months ended March 31, 2025, the Company repaid $48.9 million of mortgage debt (including fair market value adjustment of $0.1 million) that encumbered three operating properties.

10. Derivatives

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

As of March 31, 2026, the Company has 26 interest rate swap agreements with notional amounts aggregating to $860.0 million. The interest rate swap agreements are designated as cash flow hedges and are held by the Company to reduce the impact of changes in interest rates on variable rate debt. As of March 31, 2026, all interest rate swaps were deemed effective and are therefore included within Accumulated other comprehensive loss (“AOCI”) on the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2026, the Company expects approximately $(0.6) million of accumulated comprehensive loss on derivative instruments to be reclassified into earnings as an increase to interest expense during the next 12 months.

The interest rate swaps are measured at fair value using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The Company classifies the interest rate swaps as Level 2, and the fair value of the interest rate swaps are measured on a recurring basis, see Footnote 13 of the Notes to Condensed Consolidated Financial Statements.

The following table summarizes the terms and fair value of the Company’s derivative financial instruments as of March 31, 2026 (dollars in thousands):

Instrument	Number of Swap Agreements	Associated Debt Instrument	Effective Date	Maturity Date	Notional Amount (1)	Derivative Assets (2)	Derivative Liabilities (2)
Interest rate swap	1	$200.0 Million Term Loan	Jan-24	Jan-29	$200,000	$-	$(493)
Interest rate swaps	3	$50.0 Million Term Loan	Jan-24	Nov-26	50,000	-	(64)
Interest rate swaps	3	$100.0 Million Term Loan	Jan-24	Feb-27	100,000	-	(146)
Interest rate swaps	7	$50.0 Million Term Loan	Jan-24	Aug-27	50,000	-	(74)
Interest rate swaps	7	$110.0 Million Term Loan	Jan-24	Feb-28	110,000	-	(193)
Interest rate swaps	4	$300.0 Million Term Loan	Jul-24	Jan-29	300,000	-	(2,382)
Interest rate swap	1	$50.0 Million Term Loan	Sept-24	Jan-29	50,000	210	-
					$860,000	$210	$(3,352)

(1)
These interest rate swap agreements utilize a one-month SOFR CME index.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2)
Derivative assets and derivative liabilities are included within Other assets and Other liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.

The table below details the location in the financial statements of the gain/(loss) recognized on interest rate swaps designated as cash flow hedges for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Amount of gain/(loss) recognized in AOCI on interest rate swaps, net	$5,326	$(8,987)
Amount reclassified from AOCI into Interest expense as (expense)/income	$(102)	$1,282
Total amount of Interest expense presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are being recorded	$(83,125)	$(80,377)

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

As of March 31, 2026, the Parent Company is the managing member of Kimco OP and owns 99.74% of the outstanding OP Units. Noncontrolling OP Units are owned by third parties and certain officers and directors of the Company. During 2024, the Parent Company issued 953,400 OP Units in Kimco OP, which were fully vested upon issuance and had a fair market value of $21.0 million. In addition, the Parent Company has granted to certain employees and directors long-term incentive plan units (“LTIP Units”) with time-based vesting requirements (“Time-Based LTIP Units”) and LTIP Units with performance-based vesting requirements (“Performance-Based LTIP Units”), assuming the maximum target performance (see Footnote 14 of the Notes to Condensed Consolidated Financial Statements). The OP Units are currently redeemable at the option of the holder (subject to restrictions agreed upon at the time of issuance of LTIP Units to certain holders that may restrict such redemption right for a period of time) for the Parent Company’s common stock at a ratio of 1:1 or cash at the option of the Parent Company. During the three months ended March 31, 2026, 19,203 OP Units were redeemed for $0.4 million in cash. As of March 31, 2026, noncontrolling interests relating to the Noncontrolling OP units were $35.4 million and consisted of the following:

Type	Units Outstanding	Return Per Annum
Vested OP Units	1,083,541	Equal to the Company’s common stock dividend
Unvested Time-Based OP Units	675,068	Equal to the Company’s common stock dividend
Unvested Performance-Based OP Units	1,556,501	Dividend equivalent OP Units upon vesting

The Company owns eight shopping center properties located in Long Island, NY, which were acquired during 2022, partially through the issuance of $122.1 million of Preferred Outside Partner Units and $13.6 million of Common Outside Partner Units. The noncontrolling interest was classified as mezzanine equity and included in Redeemable noncontrolling interests on the Company’s Condensed Consolidated Balance Sheets as a result of the put right available to the unit holders, an event that is not solely in the Company’s control. During the three months ended March 31, 2026, all of the 824,410 Preferred Outside Partner Units outstanding and 170,585 Common Outside Partner Units outstanding were redeemed for cash of $20.2 million, in separate transactions, and as such, this entity is no longer a VIE. These transactions resulted in a net decrease in Redeemable noncontrolling interests of $14.8 million and a decrease in the embedded derivative liability in Other liabilities of $5.4 million on the Company’s Condensed Consolidated Balance Sheets. In addition, the Company paid $12.5 million, in January 2026, related to the put option exercised in December 2025, which resulted in a decrease in Accounts payable and accrued expenses on the Company’s Condensed Consolidated Balance Sheets. During the three months ended March 31, 2025, 46,461 Preferred Outside Partner Units and 5,162 Common Outside Partner Units were redeemed for cash of $1.0 million, in separate transactions. These transactions resulted in a net decrease in Redeemable noncontrolling interests of $0.7 million and a decrease in the embedded derivative liability in Other liabilities of $0.4 million on the Company’s Condensed Consolidated Balance Sheets.

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

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance at January 1,	$24,506	$47,877
Net income	359	813
Distributions	(359)	(813)
Redemption/conversion of noncontrolling interests (1)	(24,792)	(676)
Adjustment to estimated redemption value	286	(577)
Balance at March 31,	$-	$46,624

(1)
Includes Preferred and Common Outside Partner Units, which were fully redeemed during the three months ended March 31, 2026 and partially redeemed during the three months ended March 31, 2025. Also, during the three months ended March 31, 2026, the Company acquired the remaining outside partner’s interest in a consolidated property for a purchase price of $6.0 million.

12. Variable Interest Entities

Consolidated Operating Properties

Kimco OP is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. Substantially all of the Parent Company's assets and liabilities are the assets and liabilities of Kimco OP. In addition, included within the Company’s operating properties at March 31, 2026 and December 31, 2025, are various consolidated entities, that are VIEs for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less, and they do not have substantive participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At March 31, 2026, total assets of these VIEs were $1.1 billion and total liabilities were $67.6 million. At December 31, 2025, total assets of these VIEs were $1.7 billion and total liabilities were $153.0 million.

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

Additionally, included within the Company’s real estate at March 31, 2026, is a consolidated development project, which is a VIE for which the Company is the primary beneficiary. This entity was primarily established to develop a real estate property to hold as a long-term investment. The Company’s involvement with this entity is through its majority ownership of the property. This entity is deemed a VIE as the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction, as development costs will be funded by construction loan financing and the partners over the construction period. The Company determined that it was the primary beneficiary of this VIE as a result of its controlling financial interest. At March 31, 2026, total assets of this real estate development VIE were $35.7 million, and there were no outstanding liabilities.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	As of March 31, 2026	As of December 31, 2025
Number of unencumbered VIEs	22	23
Number of encumbered VIEs	2	3
Total number of consolidated VIEs	24	26

Restricted Assets:
Real estate, net	$81.0	$347.8
Cash, cash equivalents and restricted cash	0.9	4.6
Accounts and other receivables, net	1.2	3.9
Other assets	1.5	1.9
Total Restricted Assets	$84.6	$358.2

VIE Liabilities:
Mortgages payable, net	$17.2	$83.6
Accounts payable and accrued expenses	10.5	9.8
Intangible liabilities, net	31.1	44.2
Operating lease liabilities	1.7	1.7
Other liabilities	7.1	13.7
Total VIE Liabilities	$67.6	$153.0

Unconsolidated Redevelopment Investment

Included in the Company’s preferred equity investments at March 31, 2026, is an unconsolidated development project which is a VIE for which the Company is not the primary beneficiary. This preferred equity investment was primarily established to develop real estate property for long-term investment and is deemed a VIE primarily because the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by construction loan financing and the partners over the construction period. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

As of March 31, 2026 and December 31, 2025, the Company’s investment in this VIE was $40.4 million and $39.8 million, respectively, which is included in Other investments on the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is the Company’s carrying value in this investment. The Company has not provided financial support to this VIE that it was not previously contractually required to provide. All future costs of development will be funded with construction loan financing or capital contributions from the Company and the outside partner in accordance with their respective ownership percentages if necessary.

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

The following table presents the carrying amount and estimated fair value of the Company's financial instruments not measured at fair value as of March 31, 2026 and December 31, 2025 (in thousands):

		March 31, 2026		December 31, 2025
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Mortgage and other financing receivables (1)	Level 3	$420,448	$413,217	$383,935	$392,222
Liabilities:
Notes payable, net (2)
Senior unsecured notes	Level 2	$6,860,102	$6,457,438	$6,859,458	$6,550,537
Unsecured term loans	Level 3	$859,434	$860,139	$859,272	$860,685
Mortgages payable, net (3)	Level 3	$465,433	$452,446	$467,203	$455,214

(1)
The carrying value includes and the fair value excludes allowance for credit losses of $5.4 million as of both March 31, 2026 and December 31, 2025.
(2)
The carrying value includes and the fair value excludes deferred financing costs of $60.4 million and $62.5 million as of March 31, 2026 and December 31, 2025, respectively.
(3)
The carrying value includes and the fair value excludes deferred financing costs of $0.9 million and $0.8 million as of March 31, 2026 and December 31, 2025, respectively.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, aggregated by the level of the fair value hierarchy within which those measurements fall (in thousands):

	Balance at March 31, 2026	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$2,952	$2,952	$-	$-
Interest rate swap derivative asset	$210	$-	$210	$-
Liabilities:
Interest rate swaps derivative liabilities	$3,352	$-	$3,352	$-

	Balance at December 31, 2025	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$2,649	$2,649	$-	$-
Liabilities:
Interest rate swaps derivative liabilities	$8,570	$-	$8,570	$-
Embedded derivative liability	$5,440	$-	$-	$5,440

The significant unobservable input (Level 3 inputs) used in measuring the Company’s embedded derivative liability, which is categorized with Level 3 of the fair value hierarchy, was the discount rate of 5.30% as of December 31, 2025.

The table below summarizes the change in the fair value of the embedded derivative liability measured using Level 3 inputs for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance as of January 1,	$5,440	$19,864
Settlements	(5,440)	(370)
Change in fair value (included in Other (expense)/income, net)	-	316
Balance as of March 31,	$-	$19,810

Assets measured at fair value on a non-recurring basis at December 31, 2025, were as follows (in thousands):

	Balance at December 31, 2025	Level 1	Level 2	Level 3
Real estate	$9,718	$-	$-	$9,718

14. Incentive Plans

In April 2025, the Company’s stockholders approved the Kimco Realty Corporation 2025 Equity Participation Plan (as amended and/or restated, the “2025 Plan”), which is the successor to the Kimco Realty Corporation 2020 Equity Participation Plan (together with the 2025 Plan, the “Plans”). The 2025 Plan provides for a maximum of 17.5 million shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, LTIP Units (including performance-based LTIP Units), stock payments and deferred stock awards. At March 31, 2026, the Company had 16.2 million shares of common stock available for issuance under the 2025 Plan.

The Company accounts for equity awards in accordance with FASB’s compensation – Stock Compensation guidance, which requires that all share-based payments to employees, including grants of employee stock options, restricted stock, performance shares and LTIP Units, be recognized in the Condensed Consolidated Statements of Income over the service period based on their fair values. Unless otherwise determined by the Board of Directors at its sole discretion, restricted stock grants under the 2025 Plan generally vest (i) 100% on the fourth or fifth anniversary of the grant or (ii) ratably over four or five years. Fair value of restricted shares and Time-Based LTIP Units are calculated based on the Company’s common stock closing share price on the date of grant.

The Company grants performance awards and Performance-Based LTIP Units which include both market and operating performance targets. Fair value of these awards with market performance targets are determined using the Monte Carlo method, which is intended to estimate the fair value of the awards at the grant date. Fair value of the operating performance targets are calculated based on the

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company’s common stock closing share price on the date of grant. The operating performance awards vest based on the achievement of specified operating performance objectives. Compensation expense is recognized over the requisite service period based on management’s estimate of the number of awards expected to vest, which reflects the probability of achieving the applicable operating performance targets. Management reviews these estimates each reporting period and records any resulting adjustments in the period of change. The estimation of whether the operating performance targets will be achieved requires judgment, and, to the extent actual results or updated estimates differ from the Company’s current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period the estimates are revised.

Granted Time-Based LTIP Units and Performance-Based LTIP Units do not have redemption rights into shares of Company common stock, but any OP Units into which LTIP Units may be converted are entitled to redemption rights.

The Company recognized expenses associated with its equity awards of $12.7 million and $6.7 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had $52.5 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans. That cost is expected to be recognized over a weighted-average period of approximately 2.8 years.

Restricted Stock

Information with respect to restricted stock under the Plans for the three months ended March 31, 2026 and 2025 is as follows:

	2026	2025
Restricted stock outstanding as of January 1,	2,503,102	2,745,884
Granted (1)	614,060	-
Vested	(835,798)	(654,548)
Forfeited	(10,022)	(3,306)
Restricted stock outstanding as of March 31,	2,271,342	2,088,030

(1)
The weighted-average grant date fair value for restricted stock issued during the three months ended March 31, 2026 was $22.66.

Performance Shares

Information with respect to performance share awards under the Plans for the three months ended March 31, 2026 and 2025 is as follows:

	2026	2025
Performance share awards outstanding as of January 1,	642,660	908,890
Granted (1)	206,570	-
Vested	-	-
Performance share awards outstanding as of March 31,	849,230	908,890

(1)
The weighted-average grant date fair value for performance shares issued during the three months ended March 31, 2026 was $25.04.

For the three months ended March 31, 2026 and 2025, the Company issued 0 and 524,636 common shares, respectively, in connection with previously vested performance share awards, including performance dividend equivalent shares.

The significant assumptions underlying the determination of fair values using Monte Carlo simulations for the performance share awards granted with market conditions during the three months ended March 31, 2026 were as follows:

2026
Stock price	$22.32
Dividend yield (1)	-
Risk-free interest rate	3.50%
Volatility (2)	23.16%
Term of the award (years)	2.86

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Time-Based LTIP Units

Information with respect to Time-Based LTIP Unit awards with time-based vesting requirements under the Plans for the three months ended March 31, 2026 and 2025 is as follows:

	2026	2025
Time-Based LTIP unit awards outstanding as of January 1,	442,708	120,700
Granted (1)	333,090	-
Vested	(100,730)	(24,140)
Time-Based LTIP unit awards outstanding as of March 31,	675,068	96,560
(1)
The weighted-average grant date fair value for Time-Based LTIP Units issued during the three months ended March 31, 2026 was $22.66.

Performance-Based LTIP Units

Information with respect to Performance-Based LTIP Units, including performance dividend equivalent units, under the Plans for the three months ended March 31, 2026 and 2025 is as follows:

	2026	2025
Performance-Based LTIP unit awards outstanding as of January 1,	1,076,361	474,611
Granted (1)	480,140	-
Performance-Based LTIP unit awards outstanding as of March 31,	1,556,501	474,611
(1)
The weighted-average grant date fair value for Performance-Based LTIP Units issued, excluding performance dividend equivalent units, during the three months ended March 31, 2026 was $20.07.

The significant assumptions underlying the determination of fair values using Monte Carlo simulations for the Performance-Based LTIP Units granted with market conditions during the three months ended March 31, 2026 were as follows:

2026
Stock price	$22.32
Dividend yield (1)	-
Risk-free interest rate	3.50%
Volatility (2)	23.16%
Term of the award (years)	2.86

(1)
Total Shareholder Returns, as used in the Performance-Based LTIP Unit computation, are measured based on cumulative dividend stock prices, as such a zero percent dividend yield is utilized.
(2)
Volatility is based on the annualized standard deviation of the daily logarithmic returns on dividend-adjusted closing prices over the look-back period based on the term of the award.

15. Stockholders’ Equity

Preferred Stock

The Company’s outstanding Preferred Stock as of both March 31, 2026 and December 31, 2025 is detailed below:

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Class N Preferred Stock depositary shares are convertible by the holders at an exchange ratio of 2.3071 into the Company’s common shares or under certain circumstances by the Company’s election, which is subject to adjustment upon occurrence of certain events. As of March 31, 2026, the Class N Preferred Stock was potentially convertible into 3.2 million shares of common stock. The Company’s Class L and Class M Preferred Stock are not convertible or exchangeable for any other securities or property of the Company.

During January 2024, the Company’s Board of Directors authorized the repurchase of up to 891,000 depositary shares of Class L Preferred Stock, 1,047,000 depositary shares of Class M Preferred Stock, and 185,000 depositary shares of Class N Preferred Stock. During January 2026, the Company’s Board of Directors amended this authorization to be perpetual so it does not expire. During the three months ended March 31, 2026, the Company did not repurchase any shares of preferred stock.

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

Common Stock

During November 2025, the Company established an at-the-market continuous offering program (the “ATM Program”) pursuant to which the Company may offer and sell from time-to-time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $750.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. In addition, the Company may, from time to time, enter into separate forward sale agreements with one or more banks. This program does not expire. The Company did not issue any shares under the ATM Program during the three months ended March 31, 2026. As of March 31, 2026, the Company had $750.0 million available under this ATM Program.

During November 2025, the Company established a common share repurchase program. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $750.0 million. This program does not expire. During the three months ended March 31, 2026, the Company repurchased 23,103 shares of common stock for an aggregate purchase price of $0.5 million (weighted average price of $19.99 per share). As of March 31, 2026, the Company had $688.1 million available under this common share repurchase program.

Dividends Declared

The following table provides a summary of the dividends declared per share:

	Three Months Ended March 31,
	2026	2025
Common Shares	$0.26000	$0.25000
Class L Depositary Shares	$0.32031	$0.32031
Class M Depositary Shares	$0.32813	$0.32813
Class N Depositary Shares	$0.90625	$0.90625

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Proceeds deposited in escrow through sale of real estate interests	$561	$-
Capital expenditures accrual	$48,852	$48,419
Lease liabilities arising from obtaining operating right-of-use assets	$1,424	$-
Decrease in redeemable noncontrolling interests’ carrying amount, net	$(3,714)	$(577)
Surrender of restricted common stock/units	$6,042	$11,536
Declaration of dividends/distributions paid in succeeding period	$6,364	$6,373

The following table provides a reconciliation of cash, cash equivalents and restricted cash recorded on the Company’s Condensed Consolidated Balance Sheets to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	As of March 31, 2026	As of December 31, 2025
Cash and cash equivalents	$168,438	$211,648
Restricted cash	1,165	1,146
Total cash, cash equivalents and restricted cash	$169,603	$212,794

17. Commitments and Contingencies

Letters of Credit

The Company has issued letters of credit in connection with the completion and repayment guarantees, primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At March 31, 2026, these letters of credit aggregated $49.1 million.

In addition, the Company provides a guaranty for the payment of any debt service shortfalls on the Sheridan Redevelopment Agency issued Series A bonds, which are tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. These tax increment revenue bonds have a balance of $31.1 million outstanding at March 31, 2026. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts the Company may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

Funding Commitments

The Company has investments with funding commitments of $28.9 million, of which $25.1 million has been funded as of March 31, 2026. In addition, the Company has mortgage and other financing receivables with undrawn loan advances of $67.7 million as of March 31, 2026.

Other

The Parent Company guarantees the unsecured debt instruments of Kimco OP, including the Credit Facility. These guarantees by the Parent Company are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of such unsecured debt instruments.

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of March 31, 2026, there were $17.6 million in performance and surety bonds outstanding.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company taken as a whole as of March 31, 2026.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Accumulated Other Comprehensive Loss (“AOCI”)

The following tables present the change in the components of AOCI for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31, 2026
	Cash Flow Hedges for Interest Payments	Cash Flow Hedges for Interest Payments of Unconsolidated Investees	Total
Balance at beginning of period	$(8,570)	$(222)	$(8,792)
Other comprehensive income before reclassifications	5,326	1,420	6,746
Amounts reclassed from AOCI	102	(241)	(139)
Net current-period other comprehensive income	5,428	1,179	6,607
Balance at end of period	$(3,142)	$957	$(2,185)

	Three Months Ended March 31, 2025
	Cash Flow Hedges for Interest Payments	Cash Flow Hedges for Interest Payments of Unconsolidated Investees	Total
Balance at beginning of period	$7,239	$3,799	$11,038
Other comprehensive loss before reclassifications	(8,987)	(1,314)	(10,301)
Amounts reclassified from AOCI	(1,282)	(366)	(1,648)
Net current-period other comprehensive loss	(10,269)	(1,680)	(11,949)
Balance at end of period	$(3,030)	$2,119	$(911)

On the Company’s Condensed Consolidated Statements of Income, unrealized gains and losses reclassified from AOCI related to (i) cash flow hedges for interest payments are included in Interest expense and (ii) cash flow hedges for interest payments of unconsolidated investees are included in Equity in income of joint ventures, net.

19. Segment Reporting

The Company is an owner and operator of open-air, grocery-anchored shopping centers and mixed use assets of which all the Company's properties are located within the U.S., inclusive of Puerto Rico. Management does not distinguish or group its operations on a geographical basis for purposes of allocating resources or capital. The Company reviews and evaluates operating and financial data for each property on an individual basis. As a result, each of the Company's individual properties is a separate operating segment. The Company defines its reportable segments to be in accordance with the method of internal reporting and the manner in which the Company's chief operating decision maker (“CODM”), makes key operating decisions, evaluates financial results, allocates resources and manages the Company's business. Accordingly, the Company aggregates its operating segments into a single reportable segment due to the similarities with regard to the nature and economics of its properties, tenants and operations, which are operated using consistent business strategies.

In accordance with ASC Topic 280 Segment Reporting, the Company’s CODM has been identified as the Chief Executive Officer. The CODM evaluates the Company’s portfolio and assesses the ongoing operations and performance of its consolidated properties and the Company's share of unconsolidated joint venture operations. The accounting policies of the reportable segments are the same as the Company’s accounting policies. Net Operating Income (“NOI”) is the primary performance measure reviewed by the Company’s CODM to assess operating performance and consists only of revenues and expenses directly related to real estate rental operations. NOI is calculated by deducting property operating expenses from lease revenues and other property related income. NOI reflects property acquisitions and dispositions, occupancy levels, rental rate increases or decreases, and the recoverability of operating expenses. The Company’s calculation of NOI may not be directly comparable to similarly titled measures calculated by other REITs. The CODM does not review asset information as a measure to assess performance.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents accrual-based lease revenue and other property related income and operating expenses included in the Company's share of NOI for its consolidated and unconsolidated properties (“NOI at share”) the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues	$552,812	$531,286
Operating expenses
Rent	(4,147)	(4,184)
Real estate taxes	(72,842)	(69,911)
Operating and maintenance	(95,229)	(89,553)
Total operating expenses	(172,218)	(163,648)
NOI from unconsolidated real estate joint ventures	51,054	50,997
NOI at share	$431,648	$418,635

The following table presents the reconciliation of NOI at share to Net income (in thousands):

	Three Months Ended March 31,
	2026	2025
NOI at share	$431,648	$418,635
Adjustments:
Management and other fee income	5,204	5,338
General and administrative	(37,187)	(34,392)
Impairment charges	(50)	(534)
Depreciation and amortization	(156,496)	(158,453)
Gain on sale of properties	15,707	887
Other (expense)/income, net	(1,619)	207
Mortgage and other financing income, net	12,475	11,269
Interest expense	(83,125)	(80,377)
Benefit/(provision) for income taxes, net	239	(464)
Equity in income of joint ventures, net	24,811	22,683
Equity in income of other investments, net	5,794	701
NOI from unconsolidated real estate joint ventures	(51,054)	(50,997)
Net income	$166,347	$134,503

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Earnings Per Share/Unit

The following table sets forth the reconciliation of the Company’s earnings and the weighted-average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Computation of Basic and Diluted Earnings Per Share:
Net income available to the Company's common shareholders	$157,362	$125,134
Earnings attributable to participating securities	(619)	(604)
Net income available to the Company’s common shareholders for basic earnings per share	156,743	124,530
Distributions on convertible units	9	-
Net income available to the Company’s common shareholders for diluted earnings per share	$156,752	$124,530

Weighted average common shares outstanding – basic	671,826	677,074
Effect of dilutive securities (1):
Equity awards	847	178
Assumed conversion of convertible units	98	47
Weighted average common shares outstanding – diluted	672,771	677,299

Net income available to the Company's common shareholders:
Basic earnings per share	$0.23	$0.18
Diluted earnings per share	$0.23	$0.18

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

The following table sets forth the reconciliation of Kimco OP’s earnings and the weighted-average number of units used in the calculation of basic and diluted earnings per unit (amounts presented in thousands, except per unit data):

	Three Months Ended March 31,
	2026	2025
Computation of Basic and Diluted Earnings Per Unit:
Net income available to Kimco OP’s common unitholders	$157,792	$125,345
Earnings attributable to participating securities	(760)	(631)
Net income available to Kimco OP’s common unitholders for basic earnings per unit	157,032	124,714
Distributions on convertible units	9	-
Net income available to Kimco OP’s common unitholders for diluted earnings per unit	$157,041	$124,714

Weighted average common units outstanding – basic	672,871	678,040
Effect of dilutive securities (1):
Unit awards	847	178
Assumed conversion of convertible units	98	47
Weighted average common units outstanding – diluted	673,816	678,265

Net income available to Kimco OP’s common unitholders:
Basic earnings per unit	$0.23	$0.18
Diluted earnings per unit	$0.23	$0.18

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with the safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “commit,” “anticipate,” “estimate,” “project,” “will,” “target,” “plan,” “forecast” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which, in some cases, are beyond the Company’s control and could materially affect actual results, performance or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) financial disruption, changes in trade policies and tariffs, geopolitical challenges or economic downturn, including general adverse economic and local real estate conditions, (ii) the impact of competition, including the availability of acquisition or development opportunities and the costs associated with purchasing and maintaining assets, (iii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business, (iv) the reduction in the Company’s income in the event of multiple lease terminations by tenants or a failure of multiple tenants to occupy their premises in a shopping center, (v) the potential impact of e-commerce and other changes in consumer buying practices, and changing trends in the retail industry and perceptions by retailers or shoppers, including safety and convenience, (vi) the availability of suitable acquisition, disposition, development, redevelopment and merger opportunities, and the costs associated with purchasing and maintaining assets and risks related to acquisitions not performing in accordance with our expectations, (vii) the Company’s ability to raise capital by selling its assets, (viii) disruptions and increases in operating costs due to inflation and supply chain disruptions, (ix) risks associated with the development of mixed use commercial properties, including risks associated with the development, and ownership of non-retail real estate, (x) changes in governmental laws and regulations, including, but not limited to, changes in data privacy, environmental (including climate change), safety and health laws, and management’s ability to estimate the impact of such changes, (xi) valuation and risks related to the Company’s joint venture and preferred equity investments and other investments, (xii) collectability of mortgage and other financing receivables, (xiii) impairment charges, (xiv) criminal cybersecurity attack disruptions, data loss or other security incidents and breaches, (xv) risks related to artificial intelligence, (xvi) impact of natural disasters and weather and climate-related events, (xvii) pandemics or other health crises, (xviii) our ability to attract, retain and motivate key personnel, (xix) financing risks, such as the inability to obtain equity, debt or other sources of financing or refinancing on favorable terms to the Company, (xx) the level and volatility of interest rates and management’s ability to estimate the impact thereof, (xxi) changes in the dividend policy for the Company’s common and preferred stock and the Company’s ability to pay dividends at current levels, (xxii) unanticipated changes in the Company’s intention or ability to prepay certain debt prior to maturity and/or maintain certain debt until maturity, (xxiii) the Company’s ability to continue to maintain its status as a REIT for U.S. federal income tax purposes and potential risks and uncertainties in connection with its UPREIT structure, and (xxiv) other risks and uncertainties identified under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. Accordingly, there is no assurance that the Company’s expectations will be realized. The Company disclaims any intention or obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to refer to any further disclosures the Company makes in other filings with the Securities and Exchange Commission (“SEC”).

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto. These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

Executive Overview

Kimco Realty Corporation and its subsidiaries (the “Parent Company”) operates as a Real Estate Investment Trust (“REIT”), of which substantially all of the Parent Company’s assets are held by, and substantially all of the Parent Company’s operations are conducted through, Kimco Realty OP, LLC (“Kimco OP”), either directly or through its subsidiaries, as the Parent Company’s operating company, and the Parent Company is the managing member of Kimco OP. Management operates the Parent Company and Kimco OP as one business. As of March 31, 2026, the Parent Company owned 99.74% of the outstanding limited liability company interests (the “OP Units”) in Kimco OP. The terms “Kimco,” “the Company,” and “our” each refer to the Parent Company and Kimco OP, collectively, unless the context indicates otherwise. In statements regarding qualification as a REIT, such terms refer solely to Kimco Realty Corporation.

The Company is a leading owner and operator of high-quality, open-air, grocery-anchored shopping centers and mixed use properties in the United States. The executive officers are engaged in the day-to-day management and operation of real estate exclusively with the Company, with nearly all operating functions, including leasing, asset management, maintenance, construction, legal, finance and accounting, administered by the Company. The Company’s mission is to create destinations for everyday living that inspire a sense of community and deliver value to our many stakeholders.

The Company is a self-administered REIT and has owned and operated open-air shopping centers for over 65 years. The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of March 31, 2026, the Company had interests in 565 U.S. shopping center properties, aggregating 99.6 million square feet of gross leasable area (“GLA”), located in 29 states. In addition, the Company had 65 other property interests, primarily including net leased properties, preferred equity investments, and other investments, totaling 5.1 million square feet of GLA. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.

The Company’s primary business objective is to be the premier owner and operator of open-air, grocery-anchored shopping centers, and mixed use assets, in the U.S. The Company believes it can achieve this objective by:

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

Economic Conditions and Regulatory Updates

The economy continues to face challenges, which could adversely impact the Company and its tenants, including elevated inflation and interest rates, tenant bankruptcies, tariffs or other trade restrictions, geopolitical uncertainties, global conflicts and government shutdowns. These factors could slow economic growth and materially increase the cost of goods and services offered by the Company’s tenants, leading to lower profits. To the extent our tenants are unable to pass these costs on to their customers, our tenants’ operations could be adversely impacted, which could result in tenant bankruptcies, amongst other things, and could weaken demand by those tenants for our real estate and adversely impact the Company. In addition, these challenges could negatively affect the overall demand for retail space, including the demand for leasable space in the Company’s properties. Any of these factors could materially adversely impact the Company’s business, financial condition, results of operations or stock price. The Company continues to monitor economic, financial, and social conditions and will assess its asset portfolio for any impairment indicators. If the Company determines that any of its assets are impaired, the Company would be required to take impairment charges, and such amounts could be material.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table presents the comparative results from the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2026, as compared to the corresponding periods in 2025 (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025	Change
Revenues
Revenues from rental properties, net	$552,812	$531,286	$21,526
Management and other fee income	5,204	5,338	(134)
Operating expenses
Rent (1)	(4,147)	(4,184)	37
Real estate taxes	(72,842)	(69,911)	(2,931)
Operating and maintenance (2)	(95,229)	(89,553)	(5,676)
General and administrative (3)	(37,187)	(34,392)	(2,795)
Impairment charges	(50)	(534)	484
Depreciation and amortization	(156,496)	(158,453)	1,957
Gain on sale of properties	15,707	887	14,820
Other income/(expense)
Other (expense)/income, net	(1,619)	207	(1,826)
Mortgage and other financing income, net	12,475	11,269	1,206
Interest expense	(83,125)	(80,377)	(2,748)
Benefit/(provision) for income taxes, net	239	(464)	703
Equity in income of joint ventures, net	24,811	22,683	2,128
Equity in income of other investments, net	5,794	701	5,093
Net income attributable to noncontrolling interests	(1,449)	(1,686)	237
Preferred dividends, net	(7,536)	(7,683)	147
Net income available to the Company's common shareholders	$157,362	$125,134	$32,228
Net income available to the Company's common shareholders:
Diluted per common share	$0.23	$0.18	$0.05

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

Net income available to the Company’s common shareholders was $157.4 million for the three months ended March 31, 2026, as compared to $125.1 million for the comparable period in 2025. On a diluted per common share basis, Net income available to the Company’s common shareholders for the three months ended March 31, 2026 was $0.23, as compared to $0.18 for the three months ended March 31, 2025.

The following describes the changes of certain line items included on the Company’s Condensed Consolidated Statements of Income that the Company believes changed significantly and affected Net income available to the Company’s common shareholders during the three months ended March 31, 2026, as compared to the corresponding period in 2025.

Revenues from rental properties, net –

The increase in Revenues from rental properties, net of $21.5 million for the three months ended March 31, 2026, as compared to the corresponding period in 2025, is primarily from (i) a net increase in revenues from tenants of $22.3 million, primarily due to an increase in leasing activity and net growth in the current portfolio and (ii) an increase in revenues of $3.3 million due to properties acquired during 2025, partially offset by (iii) a decrease in lease termination fee income of $2.5 million and (iv) a decrease in revenues of $1.6 million due to dispositions during 2026 and 2025.

Operating and maintenance –

The increase in Operating and maintenance expense of $5.7 million for the three months ended March 31, 2026, as compared to the corresponding period in 2025, is primarily due to (i) an increase in repairs and maintenance expense of $3.4 million, (ii) an overall increase in utility expenses of $1.3 million and (iii) an increase in snow removal costs of $1.1 million.

Gain on sale of properties –

During the three months ended March 31, 2026, the Company disposed of three parcels, in separate transactions, for an aggregate sales price of $47.2 million, which resulted in aggregate gains of $15.7 million. During the three months ended March 31, 2025, the Company disposed of a land parcel for an aggregate sales price of $1.5 million, which resulted in an aggregate gain of $0.9 million.

Equity in income of other investments, net –

The increase in Equity in income of other investments, net of $5.1 million for the three months ended March 31, 2026, as compared to the corresponding period in 2025, is primarily due to profit participation from the sale of properties within the Company’s Preferred Equity Program during 2026.

Tenant Concentration

The Company reduces its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of March 31, 2026, the Company had interests in 565 U.S. shopping center properties, aggregating 99.6 million square feet of GLA, located in 29 states. At March 31, 2026, the Company’s five largest tenants were The TJX Companies, Ross Stores, Burlington Stores, Inc., Amazon/Whole Foods and Albertsons Companies, Inc., which represented 3.7%, 2.0%, 1.8%, 1.8% and 1.6%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, unsecured term loans, mortgages and construction loan financing, and immediate access to the Company’s unsecured revolving credit facility (“Credit Facility”) with bank commitments of $2.0 billion, which can be increased to $2.75 billion through an accordion feature. During January 2026, the Company established a commercial paper program to issue unsecured, unsubordinated notes up to a maximum of $750.0 million (the “Commercial Paper Program”). The Commercial Paper Program is backstopped by the Company’s commitment to maintain available borrowing capacity under its Credit Facility in an amount equal to actual borrowings under the program. As of March 31, 2026, the Commercial Paper Program had no outstanding balance.

The Company anticipates that cash on hand, net cash flow provided by operating activities, borrowings under its Credit Facility and Commercial Paper Program, and the issuance of equity, public debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. The Company will continue to evaluate its capital requirements for both its short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current economic environment, interest rates, inflation, international tariffs or other trade restrictions, and other risks detailed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025.

The Company’s cash flow activities are summarized as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash, cash equivalents and restricted cash, beginning of the period	$212,794	$689,731
Net cash flow provided by operating activities	242,986	223,813
Net cash flow used for investing activities	(48,506)	(130,554)
Net cash flow used for financing activities	(237,671)	(650,487)
Net change in cash, cash equivalents and restricted cash	(43,191)	(557,228)
Cash, cash equivalents and restricted cash, end of the period	$169,603	$132,503

Operating Activities

Net cash flow provided by operating activities for the three months ended March 31, 2026 was $243.0 million, as compared to $223.8 million for the comparable period in 2025. The increase of $19.2 million is primarily attributable to:

•
additional operating cash flow generated by operating properties acquired during 2026 and 2025;
•
new leasing, expansion and re-tenanting of core portfolio properties;
•
an increase in distributions from the Company’s joint ventures programs and other investments; and
•
net changes in assets and liabilities due to timing of receipts and payments; partially offset by
•
the disposition of operating properties during 2026 and 2025.

Investing Activities

Net cash flow used for investing activities was $48.5 million for the three months ended March 31, 2026, as compared to $130.6 million for the comparable period in 2025.

Investing activities during the three months ended March 31, 2026 primarily consisted of:

Cash inflows:

•
$44.0 million in proceeds from sale of three land parcels;
•
$39.9 million from the collection of mortgage and other financing receivables; and
•
$8.4 million in reimbursements of investments in and advances to real estate joint ventures and other investments.

Cash outflows:

•
$76.4 million for investment in mortgage and other financing receivables related to new mortgage and other financing receivables; and
•
$63.4 million for improvements to operating real estate, primarily related to re-tenanting, tenant improvements and redevelopment projects.

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

Acquisition of Operating Real Estate –

The Company anticipates spending up to approximately $300.0 million to $500.0 million towards the acquisition of, or the purchase of additional interests in, operating properties for the remainder of 2026. The Company intends to fund these potential acquisitions with net cash flow provided by operating activities, cash on hand, proceeds from property dispositions, and/or availability under its Credit Facility and Commercial Paper Program. During the three months ended March 31, 2025, the Company expended $106.2 million for the acquisition of operating real estate properties.

Improvements to Operating Real Estate –

During the three months ended March 31, 2026 and 2025, the Company expended $63.4 million and $52.1 million, respectively, for improvements to operating real estate. These amounts consist of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Redevelopment and renovations	$39,646	$23,985
Tenant improvements and tenant allowances	23,795	28,132
Total improvements	$63,441	$52,117

The Company, on a selective basis, will redevelop projects or re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio, including residential and mixed use components, which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts for the remainder of 2026 will be approximately $225.0 million to $275.0 million. The funding of these capital requirements will be from net cash flow provided by operating activities, cash on hand, proceeds from property dispositions, and/or availability under the Company’s Credit Facility and Commercial Paper Program.

Financing Activities

Net cash flow used for financing activities was $237.7 million for the three months ended March 31, 2026, as compared to $650.5 million for the comparable period in 2025.

Financing activities during the three months ended March 31, 2026 primarily consisted of:

Cash inflows:

•
$17.4 million in proceeds from a mortgage loan financing.

Cash outflows:

•
$182.9 million of dividends paid;
•
$40.7 million for distribution and redemption of noncontrolling interests;
•
$19.1 million in principal payments on debt (related to the repayment of debt on an encumbered property), including normal amortization on rental property debt;
•
$6.3 million in financing origination costs; and
•
$6.0 million in shares repurchased for employee tax withholding on equity awards.

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
•
$11.5 million in shares repurchased for employee tax withholding on equity awards; and
•
$3.1 million in distributions to and redemptions of noncontrolling interests.

The Company continually evaluates its debt maturities and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. As of March 31, 2026, the Company had consolidated floating rate debt totaling $17.2 million. The Company continues to pursue borrowing opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks.

Debt maturities for 2026 consist of $805.4 million of consolidated debt and $157.1 million of unconsolidated joint venture debt, assuming the utilization of extension options where available. The 2026 remaining consolidated debt maturities are anticipated to be repaid with net cash flow provided by operating activities, cash on hand, borrowings under its Credit Facility and Commercial Paper Program and/or debt refinancing, as deemed appropriate. The 2026 debt maturities on properties in the Company’s unconsolidated joint ventures are anticipated to be repaid through net cash flow provided by operating activities, debt refinancing, proceeds from sales, and/or partner capital contributions, as deemed appropriate.

The Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintain its unsecured debt ratings. The Company may, from time to time, seek to obtain funds through additional common and preferred equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives.

The Company utilizes the public debt and equity markets as its principal source of capital for its expansion needs through offerings of its public unsecured debt and equity. Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in open-air, grocery anchored shopping centers and mixed use assets, expanding and improving properties in the portfolio and other investments.

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

During February 2025, the Company filed a registration statement on Form S-8 for the Kimco Realty Corporation 2025 Equity Participation Plan (the “2025 Plan”), which was approved by the Company’s stockholders on April 29, 2025 and is a successor to the Kimco Realty Corporation 2020 Equity Participation Plan. The 2025 Plan provides for a maximum of 17.5 million shares of the

Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments, deferred stock awards and long-term incentive plan units. At March 31, 2026, the Company had 16.2 million shares of common stock available for issuance under the 2025 Plan.

Preferred Stock –

The Company’s Board of Directors authorized the repurchase of up to 891,000 depositary shares of Class L Preferred Stock, 1,047,000 depositary shares of Class M Preferred Stock, and 185,000 depositary shares of Class N Preferred Stock, representing an aggregate of up to 2,123 shares of the Company’s preferred stock, par value $1.00 per share. During January 2026, the Company’s Board of Directors amended this authorization to be perpetual so it does not expire. During the three months ended March 31, 2026, the Company did not repurchase any shares of preferred stock.

Common Stock –

During November 2025, the Company established an at-the-market continuous offering program (the “ATM Program”) pursuant to which the Company may offer and sell, from time-to-time, shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $750.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time, in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. In addition, the Company may from time to time enter into separate forward sale agreements with one or more banks. This program does not expire. The Company did not issue any shares under the ATM Program during the three months ended March 31, 2026. As of March 31, 2026, the Company had $750.0 million available under this ATM Program.

During November 2025, the Company established a common share repurchase program. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $750.0 million. This program does not expire. During the three months ended March 31, 2026, the Company repurchased 23,103 shares of common stock for an aggregate purchase price of $0.5 million (weighted average price of $19.99 per share). As of March 31, 2026, the Company had $688.1 million available under this common share repurchase program.

Senior Notes –

The Company’s supplemental indenture governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of March 31, 2026
Consolidated Indebtedness to Total Assets	< 60%	37%
Consolidated Secured Indebtedness to Total Assets	< 40%	2%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	> 1.50x	4.6x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	> 1.50x	2.5x

For a full description of the various indenture covenants refer to the Indenture dated September 1, 1993; the First Supplemental Indenture dated August 4, 1994; the Second Supplemental Indenture dated April 7, 1995; the Third Supplemental Indenture dated June 2, 2006; the Fourth Supplemental Indenture dated April 26, 2007; the Fifth Supplemental Indenture dated as of September 24, 2009; the Sixth Supplemental Indenture dated as of May 23, 2013; the Seventh Supplemental Indenture dated as of April 24, 2014; and the Eighth Supplemental Indenture dated as of January 3, 2023, each as filed with the SEC. In connection with the merger with Weingarten Realty Investors (“Weingarten”), the Company assumed senior unsecured notes which have covenants that are similar to the Company’s existing debt covenants for its senior unsecured notes. Please refer to the form Indenture included in Weingarten’s Registration Statement on Form S-3, filed with the SEC on February 10, 1995, the First Supplemental Indenture, dated as of August 2, 2006 filed with Weingarten’s Current Report on Form 8-K dated August 2, 2006, and the Second Supplemental Indenture, dated as of October 9, 2012 filed with Weingarten’s Current Report on Form 8-K dated October 9, 2012, each as filed with the SEC. See the Exhibits Index to our Annual Report on Form 10-K for the year ended December 31, 2025 for specific filing information.

Credit Facility –

In February 2026, the Company closed on a new $2.0 billion Credit Facility with a group of banks. The Credit Facility is scheduled to expire in March 2030 with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2031. The Credit Facility can be increased to $2.75 billion through an accordion feature. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Credit Facility accrues interest at a rate of Term SOFR, as defined in the terms of the Credit Facility, plus an applicable spread determined by the Company’s credit ratings. The interest rate can be further adjusted upward or downward based on the sustainability metric targets and the Company’s credit rating, as defined in the agreement. As of March 31, 2026, the interest rate on the Credit Facility is Term SOFR plus 63.5 basis points (4.37% as of March 31, 2026) after reductions for sustainability metrics achieved and the Company’s current credit rating. Pursuant to the terms of the Credit Facility, the

Company is subject to certain covenants. As of March 31, 2026, the Credit Facility had no outstanding balance and no appropriations for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of March 31, 2026
Total Indebtedness to Gross Asset Value (“GAV”)	< 60%	36%
Total Priority Indebtedness to GAV	< 35%	2%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	> 1.75x	4.5x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	> 1.50x	4.1x

Term Loans –

The Company has $310.0 million of unsecured term loans ( the “Term Loans”) with a group of banks, which were scheduled to expire between November 2026 to February 2028. In March 2026, the Company amended the Term Loans to add two one-year options to extend the maturity dates, at the Company’s discretion, to November 2028 through February 2030. The Term Loans accrue interest at the rate of Adjusted Term SOFR plus an applicable spread determined by the Company’s credit rating and sustainability metric targets, as described in the agreement. As of March 31, 2026, the interest rates on the Term Loans are Adjusted Term SOFR plus 71.0 basis points after reductions for sustainability metrics achieved and the Company’s current credit rating. As of March 31, 2026, the Company had 20 swap rate agreements with various lenders swapping the interest rates on the Term Loans to all-in fixed rates ranging from 4.38% to 4.58%.

The Company has a $550.0 million unsecured term loan credit facility (the “Term Loan Credit Facility”) with a group of banks, which is scheduled to mature in January 2027 with two one-year options to extend to January 2029. The Term Loan Credit Facility, as amended, accrues interest at a rate of Adjusted Term SOFR plus an applicable spread determined by the Company’s credit rating, as described in the agreement. As of March 31, 2026, the interest rates on the Term Loan Credit Facility is Adjusted Term SOFR plus 75.0 basis points based on the Company’s current credit rating. As of March 31, 2026, the Company had six swap rate agreements with various lenders swapping the overall interest rate on the $550.0 million Term Loan Credit Facility to an all-in fixed rate of 4.46%.

Mortgages Payable –

During the three months ended March 31, 2026, the Company refinanced a mortgage loan on a consolidated joint venture operating property by obtaining a $23.0 million mortgage loan, of which $17.4 million has been funded, and was used to repay the $16.1 million outstanding on the prior mortgage loan.

In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties to partially fund the capital needs of its real estate re-development and re-tenanting projects. As of March 31, 2026, the Company had over 525 unencumbered property interests in its portfolio.

Letters of Credit –

The Company has issued letters of credit in connection with the completion and repayment guarantees, primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At March 31, 2026, these letters of credit aggregated $49.1 million.

In addition, the Company provides a guaranty for the payment of any debt service shortfalls on the Sheridan Redevelopment Agency issued Series A bonds, which are tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. These tax increment revenue bonds have a balance of $31.1 million outstanding at March 31, 2026. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

Funding Commitments –

The Company has investments with funding commitments of $28.9 million, of which $25.1 million has been funded as of March 31, 2026. In addition, the Company has mortgage and other financing receivables with undrawn loan advances of $67.7 million as of March 31, 2026.

Other –

The Parent Company guarantees the unsecured debt instruments of Kimco OP, including the Credit Facility. These guarantees by the Parent Company are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of such unsecured debt instruments.

In connection with the construction of its development/redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of March 31, 2026, the Company had $17.6 million in performance and surety bonds outstanding.

Dividends –

In connection with its intention to continue to qualify as a REIT for U.S. federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as it monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals. Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a dividend payout ratio which reserves such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate. Cash dividends paid for common and preferred stock for the three months ended March 31, 2026 and 2025 were $182.9 million and $177.5 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. The Company’s objective is to establish a dividend level that maintains compliance with the Company’s REIT taxable income distribution requirements. On February 10, 2026, the Company’s Board of Directors declared a quarterly dividend with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L, M and N), which were paid on April 15, 2026, to shareholders of record on April 1, 2026. Additionally, on February 10, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per common share, which was paid on March 19, 2026 to shareholders of record on March 6, 2026.

On April 28, 2026, the Company’s Board of Directors declared quarterly dividends with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L, M and N), which are scheduled to be paid on July 15, 2026, to shareholders of record on July 1, 2026. Additionally, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per common share payable on June 18, 2026 to shareholders of record on June 5, 2026.

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

	Three Months Ended March 31,
	2026	2025
Net income available to the Company’s common shareholders	$157,362	$125,134
Gain on sale of properties	(15,707)	(887)
Gain on sale of joint venture properties	-	(784)
Depreciation and amortization - real estate related	155,488	157,232
Depreciation and amortization - real estate joint ventures	19,862	21,355
Impairment charges (including real estate joint ventures)	50	534
Profit participation from other investments, net	(5,064)	(216)
Loss on marketable securities/derivative, net	29	325
Provision for income taxes, net (1)	7	80
Noncontrolling interests (1)	(777)	(877)
FFO available to the Company’s common shareholders	$311,250	$301,896
Weighted average shares outstanding for FFO calculations:
Basic	671,826	677,074
Units	3,678	3,275
Convertible preferred shares	3,185	3,282
Dilutive effect of equity awards	847	178
Diluted (2)	679,536	683,809
FFO per common share – basic	$0.46	$0.45
FFO per common share – diluted (2)	$0.46	$0.44

(1)
Related to gains, impairments, depreciation on properties and gains/(losses) on sales of marketable securities and derivatives, where applicable.
(2)
Reflects the potential impact of convertible preferred shares and certain units if converted to common stock at the beginning of the period. FFO available to the Company’s common shareholders would be increased by $2,259 and $2,082 for the three months ended March 31, 2026 and 2025, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of FFO available to the Company’s common shareholders per share. Accordingly, the impact of such conversion has not been included in the determination of diluted FFO per share calculations.

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

The following is a reconciliation of Net income available to the Company’s common shareholders to Same property NOI (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income available to the Company’s common shareholders	$157,362	$125,134
Adjustments:
Management and other fee income	(5,204)	(5,338)
General and administrative	37,187	34,392
Impairment charges	50	534
Depreciation and amortization	156,496	158,453
Gain on sale of properties	(15,707)	(887)
Other expense/(income), net	1,619	(207)
Mortgage and other financing income, net	(12,475)	(11,269)
Interest expense	83,125	80,377
(Benefit)/provision for income taxes, net	(239)	464
Equity in income of other investments, net	(5,794)	(701)
Net income attributable to noncontrolling interests	1,449	1,686
Preferred dividends, net	7,536	7,683
Non same property net operating income	(29,392)	(22,932)
Non-operational expense from joint ventures, net	26,243	28,314
Same property NOI	$402,256	$395,703

Same property NOI increased by $6.6 million, or 1.7%, for the three months ended March 31, 2026, as compared to the corresponding period in 2025. This increase is primarily the result of (i) an increase of $8.7 million in minimum rent, primarily related to strong leasing activity, partially offset by (ii) a decrease in net recovery income of $2.7 million.

Leasing Activity

During the three months ended March 31, 2026, the Company executed 469 leases totaling 3.9 million square feet in the Company’s consolidated operating portfolio, comprised of 134 new leases and 335 renewals and options. The leasing costs associated with these new leases are estimated to aggregate $30.9 million, or $52.04 per square foot. These costs include $22.9 million of tenant improvements and $8.0 million of external leasing commissions. The average rent per square foot for (i) new leases was $29.87 and (ii) renewals and options was $19.06.

Tenant Lease Expirations

At March 31, 2026, the Company has a total of 9,421 leases in its consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the total annualized base rent expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands, except for number of leases data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annualized Base Rent Expiring	% of Gross Annual Rent
(1)	166	662	$14,813	1.0%
2026	603	3,450	$68,157	4.4%
2027	1,338	9,260	$183,474	11.9%
2028	1,448	11,298	$226,168	14.6%
2029	1,301	9,599	$197,789	12.8%
2030	1,173	8,746	$190,267	12.3%
2031	964	7,955	$157,360	10.2%
2032	515	4,635	$84,336	5.5%
2033	489	3,729	$74,915	4.9%
2034	430	3,471	$77,575	5.0%
2035	393	3,522	$74,352	4.8%
2036	327	3,398	$68,886	4.5%

(1)
Leases currently under month-to-month lease or in process of renewal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure is interest rate risk. The Company periodically evaluates its exposure to short-term interest rates and will, from time-to-time, enter into interest rate protection agreements, which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt. As of March 31, 2026, the Company had 26 interest rate swaps with notional amounts aggregating to $860.0 million. The interest rate swap agreements are designated as cash flow hedges and are held by the Company to reduce the impact of changes in interest rates on variable rate debt. The hedged debt is reflected as fixed rate unsecured debt in the table below. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.

The following table presents the carrying value of the Company’s aggregate fixed rate and variable rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of March 31, 2026, with corresponding weighted-average interest rates sorted by maturity date. In addition, the following table presents the fair value of the Company’s debt obligations outstanding, excluding fair market value adjustments and unamortized deferred financing costs. The table does not include extension options where available (amounts in millions).

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$31.2	$32.4	$124.2	$249.1	$-	$11.3	$448.2	$434.5
Average Interest Rate	3.49%	4.01%	4.45%	4.51%	-	3.33%	4.35%

Variable Rate	$-	$-	$-	$17.2	$-	$-	$17.2	$17.9
Average Interest Rate	-	-	-	4.87%	-	-	4.87%

Unsecured Debt
Fixed Rate	$824.3	$1,134.3	$518.5	$-	$497.2	$4,745.2	$7,719.5	$7,317.5
Average Interest Rate	3.15%	4.30%	2.51%	-	2.70%	4.32%	3.97%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $0.1 million for the three months ended March 31, 2026 if short-term interest rates were 1.0% higher.

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

Item 1A. Risk Factors.

As of the date of this report, there are no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During January 2024, the Company’s Board of Directors authorized the repurchase of up to 891,000 depositary shares of Class L Preferred Stock, 1,047,000 depositary shares of Class M Preferred Stock, and 185,000 depositary shares of Class N Preferred Stock. During January 2026, the Company’s Board of Directors amended this authorization to be perpetual so it does not expire. The Company did not repurchase any Class L, Class M or Class N depositary shares during the three months ended March 31, 2026.

During November 2025, the Company established a common share repurchase program. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $750.0 million. This program does not expire. During the three months ended March 31, 2026, the Company repurchased 23,103 shares of common stock for an aggregate purchase price of $0.5 million (weighted average price of $19.99 per share). As of March 31, 2026, the Company had $688.1 million available under this common share repurchase program.

During the three months ended March 31, 2026, the Company repurchased 271,302 shares of the Company’s common stock for an aggregate purchase price of $6.0 million (weighted average price of $22.27 per share) in connection with shares of common stock surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with equity-based compensation plans.

The following table presents information regarding the shares of common stock repurchased by the Company during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2026 - January 31, 2026	25,425	$20.01	23,103	$688.1
February 1, 2026 - February 28, 2026	268,980	22.29	-	$688.1
March 1, 2026 - March 31, 2026	-	-	-	$688.1
Total	294,405	$22.09	23,103

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Plan Elections

During the three months ended March 31, 2026, no director or officer (as defined in § 240.16a–1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1*

Amendment No. 5 dated as of March 12, 2026, among Kimco OP, Toronto Dominion (Texas) LLC (successor to TD Bank, N.A.) as administrative agent and the lenders party thereto to the Term Loan Agreement, dated as of January 2, 2024, among Kimco OP, TD Bank, N.A., as administrative agent and the lenders party thereto

10.2*

Amendment No. 3 dated March 12, 2026 to Seventh Amended and Restated Credit Agreement, dated as of January 2, 2024, among Kimco Realty OP, LLC and JPMorgan Chase Bank, N.A., as administrative agent for the lenders thereunder

10.3

Amended and Restated Credit Agreement, dated as of February 18, 2026, among Kimco Realty OP, LLC and JPMorgan Chase Bank N.A., as administrative agent for the lenders thereunder (incorporated by reference to Exhibit 10.33 to the Company’s and Kimco OP’s Annual Report on Form 10-K filed on February 20, 2026)

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

KIMCO REALTY CORPORATION

April 30, 2026	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

April 30, 2026	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMCO REALTY OP, LLC BY: KIMCO REALTY CORPORATION, managing member

April 30, 2026	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

April 30, 2026	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer