Form 10-Q
period 2026-06-30
KIMCO REALTY CORP; Kimco Realty OP, LLC
filed 2026-08-04
CIK 879101, 1959472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 28, 2026, Kimco Realty Corporation had 670,789,373 shares of common stock outstanding.

KIMCO REALTY CORPORATION

KIMCO REALTY OP, LLC

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2026

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2026, of Kimco Realty Corporation (the “Parent Company”) and Kimco Realty OP, LLC (“Kimco OP”). Unless stated otherwise or the context requires, references to “Kimco Realty Corporation” or the “Parent Company” mean Kimco Realty Corporation and its subsidiaries, and references to “Kimco Realty OP, LLC” or “Kimco OP” mean Kimco Realty OP, LLC and its subsidiaries. The terms the “Company,” “we,” “our” or “us” refer to the Parent Company and its business and operations conducted through its directly or indirectly owned subsidiaries, including Kimco OP; and in statements regarding qualification as a Real Estate Investment Trust (“REIT”) for U.S. federal income tax purposes, such terms refer solely to the Parent Company. References to “shares” and “shareholders” refer to the shares and shareholders of the Parent Company and not the limited liability company interests of Kimco OP.

The Parent Company is a REIT and is the managing member of Kimco OP. As of June 30, 2026, the Parent Company owned 99.74% of the outstanding limited liability company interests (the “OP Units”) in Kimco OP. Noncontrolling OP Unit interests are owned by third parties and certain officers and directors of the Company.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share information)

	June 30, 2026	December 31, 2025
Assets:
Real estate, net of accumulated depreciation and amortization of $4,927,791 and $4,849,564, respectively	$16,616,377	$16,769,292
Investments in and advances to real estate joint ventures	1,413,914	1,454,051
Other investments	100,139	99,936
Cash, cash equivalents and restricted cash	700,383	212,794
Mortgage and other financing receivables, net	412,730	383,935
Accounts and other receivables, net	371,293	368,964
Operating lease right-of-use assets, net	126,047	127,596
Other assets	290,069	271,682
Total assets (1)	$20,030,952	$19,688,250

Liabilities:
Notes payable, net	$8,308,033	$7,718,730
Mortgages payable, net	431,616	467,203
Accounts payable and accrued expenses	283,669	291,537
Intangible liabilities, net	309,888	334,527
Operating lease liabilities	119,173	120,078
Other liabilities	155,532	188,297
Total liabilities (1)	9,607,911	9,120,372
Redeemable noncontrolling interests	-	24,506

Commitments and Contingencies (Footnote 17)

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 7,054,000 shares; Issued and outstanding (in series) 20,748 shares; Aggregate liquidation preference $553,196	21	21
Common stock, $.01 par value, authorized 1,500,000,000 shares; Issued and outstanding 670,245,777 and 674,093,047 shares, respectively	6,702	6,741
Paid-in capital	10,830,383	10,922,596
Cumulative distributions in excess of net income	(576,295)	(528,730)
Accumulated other comprehensive income/(loss)	4,790	(8,792)
Total stockholders' equity	10,265,601	10,391,836
Noncontrolling interests	157,440	151,536
Total equity	10,423,041	10,543,372
Total liabilities and equity	$20,030,952	$19,688,250

(1)
Total assets include restricted assets of consolidated variable interest entities (“VIEs”) at June 30, 2026 and December 31, 2025 of $94,794 and $358,236, respectively. Total liabilities include non-recourse liabilities of consolidated VIEs at June 30, 2026 and December 31, 2025 of $66,513 and $153,044, respectively. See Footnote 12 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Revenues from rental properties, net	$546,423	$520,930	$1,099,235	$1,052,216
Management and other fee income	4,378	4,245	9,582	9,583
Total revenues	550,801	525,175	1,108,817	1,061,799

Operating expenses
Rent	(4,082)	(4,242)	(8,229)	(8,426)
Real estate taxes	(71,232)	(66,559)	(144,074)	(136,470)
Operating and maintenance	(95,131)	(91,069)	(190,360)	(180,622)
General and administrative	(29,949)	(32,447)	(67,136)	(66,839)
Impairment charges	(6,616)	(7,645)	(6,666)	(8,179)
Depreciation and amortization	(149,009)	(156,323)	(305,505)	(314,776)
Total operating expenses	(356,019)	(358,285)	(721,970)	(715,312)

Gain on sale of properties	1,362	38,922	17,069	39,809

Operating income	196,144	205,812	403,916	386,296

Other income/(expense)
Other (expense)/income, net	(1,630)	2,901	(3,249)	3,108
Mortgage and other financing income, net	11,444	12,062	23,919	23,331
Interest expense	(83,905)	(81,204)	(167,030)	(161,581)

Income before income taxes, net, equity in income of joint ventures, net, and equity in (loss)/income from other investments, net	122,053	139,571	257,556	251,154

(Provision)/benefit for income taxes, net	(4)	(366)	235	(830)
Equity in income of joint ventures, net	32,446	23,990	57,257	46,673
Equity in (loss)/income of other investments, net	(532)	1,747	5,262	2,448

Net income	153,963	164,942	320,310	299,445

Net income attributable to noncontrolling interests	(669)	(1,956)	(2,118)	(3,642)

Net income attributable to the Company	153,294	162,986	318,192	295,803

Preferred dividends, net	(7,536)	(7,556)	(15,072)	(15,239)

Net income available to the Company's common shareholders	$145,758	$155,430	$303,120	$280,564

Per common share:
Net income available to the Company's common shareholders:
-Basic	$0.22	$0.23	$0.45	$0.41
-Diluted	$0.22	$0.23	$0.45	$0.41

Weighted average shares:
-Basic	671,216	674,613	671,519	675,837
-Diluted	671,961	675,079	672,282	676,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$153,963	$164,942	320,310	$299,445
Other comprehensive income/(loss)
Change in fair value of cash flow hedges for interest payments	6,278	(5,440)	11,706	(15,709)
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	697	(1,439)	1,876	(3,119)
Other comprehensive income/(loss)	6,975	(6,879)	13,582	(18,828)

Comprehensive income	160,938	158,063	333,892	280,617

Comprehensive income attributable to noncontrolling interests	(669)	(1,956)	(2,118)	(3,642)

Comprehensive income attributable to the Company	$160,269	$156,107	331,774	$276,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

(in thousands)

						Cumulative	Accumulated
						Distributions	Other	Total
	Preferred Stock		Common Stock		Paid-in	in Excess of	Comprehensive	Stockholders'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Capital	Net Income	(Loss)/Income	Equity	Interests	Equity
Balance at April 1, 2025	21	$21	679,497	$6,795	$11,025,904	$(443,533)	$(911)	$10,588,276	$145,701	$10,733,977
Net income	-	-	-	-	-	162,986	-	162,986	1,956	164,942
Other comprehensive loss:
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	(5,440)	(5,440)	-	(5,440)
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	(1,439)	(1,439)	-	(1,439)
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(656)	(656)
Dividends declared to preferred shares	-	-	-	-	-	(7,538)	-	(7,538)	-	(7,538)
Dividends declared to common shares	-	-	-	-	-	(169,302)	-	(169,302)	-	(169,302)
Repurchase of preferred stock	-	-	-	-	(645)	(18)	-	(663)	-	(663)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,623)	(1,623)
Issuance of equity awards, net	-	-	716	7	2,098	-	-	2,105	4,320	6,425
Repurchase of common stock	-	-	(3,000)	(30)	(58,814)	-	-	(58,844)	-	(58,844)
Surrender of restricted common stock	-	-	(8)	-	(110)	-	-	(110)	-	(110)
Amortization of equity awards	-	-	-	-	10,666	-	-	10,666	959	11,625
Redemption/conversion of noncontrolling interests	-	-	-	-	(78)	-	-	(78)	78	-
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	-	56	-	-	56	-	56
Balance at June 30, 2025	21	$21	677,205	$6,772	$10,979,077	$(457,405)	$(7,790)	$10,520,675	$150,735	$10,671,410

Balance at April 1, 2026	21	$21	674,403	$6,744	$10,931,040	$(546,714)	$(2,185)	$10,388,906	$156,696	$10,545,602
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	350	350
Net income	-	-	-	-	-	153,294	-	153,294	669	153,963
Other comprehensive income:
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	6,278	6,278	-	6,278
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	697	697	-	697
Dividends declared to preferred shares	-	-	-	-	-	(7,536)	-	(7,536)	-	(7,536)
Dividends declared to common shares	-	-	-	-	-	(175,339)	-	(175,339)	-	(175,339)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,883)	(1,883)
Repurchase of common stock	-	-	(4,126)	(41)	(104,674)	-	-	(104,715)	-	(104,715)
Surrender of restricted common stock	-	-	(31)	(1)	(328)	-	-	(329)	-	(329)
Amortization of equity awards	-	-	-	-	4,408	-	-	4,408	1,720	6,128
Redemption/conversion of noncontrolling interests	-	-	-	-	(63)	-	-	(63)	(112)	(175)
Balance at June 30, 2026	21	$21	670,246	$6,702	$10,830,383	$(576,295)	$4,790	$10,265,601	$157,440	$10,423,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

(in thousands)

						Cumulative	Accumulated
						Distributions	Other	Total
	Preferred Stock		Common Stock		Paid-in	in Excess of	Comprehensive	Stockholders'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Capital	Net Income	Income/(Loss)	Equity	Interests	Equity
Balance at January 1, 2025	21	$21	679,494	$6,795	$11,033,485	$(398,792)	$11,038	$10,652,547	$145,365	$10,797,912
Net income	-	-	-	-	-	295,803	-	295,803	3,642	299,445
Other comprehensive loss:
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	(15,709)	(15,709)	-	(15,709)
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	(3,119)	(3,119)	-	(3,119)
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,469)	(1,469)
Dividends declared to preferred shares	-	-	-	-	-	(15,091)	-	(15,091)	-	(15,091)
Dividends declared to common shares	-	-	-	-	-	(339,177)	-	(339,177)	-	(339,177)
Repurchase of preferred stock	-	-	-	-	(3,332)	(148)	-	(3,480)	-	(3,480)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(2,819)	(2,819)
Issuance of equity awards, net	-	-	1,241	12	2,093	-	-	2,105	4,320	6,425
Repurchase of common stock	-	-	(3,000)	(30)	(58,814)	-	-	(58,844)	-	(58,844)
Surrender of restricted common stock	-	-	(530)	(5)	(11,641)	-	-	(11,646)	-	(11,646)
Amortization of equity awards	-	-	-	-	16,731	-	-	16,731	1,618	18,349
Redemption/conversion of noncontrolling interests	-	-	-	-	(78)	-	-	(78)	78	-
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	-	633	-	-	633	-	633
Balance at June 30, 2025	21	$21	677,205	$6,772	$10,979,077	$(457,405)	$(7,790)	$10,520,675	$150,735	$10,671,410

Balance at January 1, 2026	21	$21	674,093	$6,741	$10,922,596	$(528,730)	$(8,792)	$10,391,836	$151,536	$10,543,372
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	426	426
Net income	-	-	-	-	-	318,192	-	318,192	2,118	320,310
Other comprehensive income:
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	11,706	11,706	-	11,706
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	1,876	1,876	-	1,876
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(359)	(359)
Dividends declared to preferred shares	-	-	-	-	-	(15,072)	-	(15,072)	-	(15,072)
Dividends declared to common shares	-	-	-	-	-	(350,685)	-	(350,685)	-	(350,685)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(3,110)	(3,110)
Issuance of equity awards	-	-	614	6	37	-	-	43	4,078	4,121
Repurchase of common stock	-	-	(4,149)	(41)	(105,136)	-	-	(105,177)	-	(105,177)
Surrender of restricted common stock	-	-	(312)	(4)	(6,367)	-	-	(6,371)	-	(6,371)
Amortization of equity awards	-	-	-	-	15,602	-	-	15,602	3,254	18,856
Redemption/conversion of noncontrolling interests	-	-	-	-	3,937	-	-	3,937	(503)	3,434
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	-	(286)	-	-	(286)	-	(286)
Balance at June 30, 2026	21	$21	670,246	$6,702	$10,830,383	$(576,295)	$4,790	$10,265,601	$157,440	$10,423,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities:
Net income	$320,310	$299,445
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	305,505	314,776
Impairment charges	6,666	8,179
Straight-line rental income adjustments, net	(13,979)	(10,564)
Amortization of above-market and below-market leases, net	(20,125)	(12,644)
Amortization of deferred financing costs and fair value debt adjustments, net	3,365	667
Equity award expense	18,856	18,349
Gain on sale of properties	(17,069)	(39,809)
Loss/(gain) on marketable securities/derivative, net	24	(2,448)
Equity in income of joint ventures, net	(57,257)	(46,673)
Equity in income of other investments, net	(5,262)	(2,448)
Distributions from joint ventures and other investments	64,022	44,661
Change in accounts and other receivables, net	11,138	11,599
Change in accounts payable and accrued expenses	753	(25,741)
Change in other operating assets	(9,161)	(19,279)
Change in other operating liabilities	(19,479)	(8,854)
Net cash flow provided by operating activities	588,307	529,216

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(2,063)	(106,244)
Improvements to operating real estate	(173,625)	(138,210)
Investment in marketable securities	(1,025)	(1,003)
Proceeds from sale of marketable securities	1,179	500
Investments in preferred stock and cost method investments	(38)	(5,361)
Investments in and advances to real estate joint ventures	(1,432)	(2,909)
Distributions from real estate joint ventures in excess of equity in earnings	38,297	14,186
Investments in and advances to other investments	(3,318)	(3,012)
Distributions from other investments in excess of equity in earnings	855	1,195
Investment in mortgage and other financing receivables	(80,746)	(46,170)
Collection of mortgage and other financing receivables	49,951	50,144
Proceeds from sale of properties	43,856	2,119
Proceeds from insurance casualty claims	1,233	1,630
Net cash flow used for investing activities	(126,876)	(233,135)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(47,135)	(48,844)
Principal payments on rental property debt	(6,040)	(6,200)
Proceeds from mortgage loan financings	17,350	-
Proceeds from issuance of exchangeable senior notes	600,000	-
Proceeds from issuance of unsecured notes	-	500,000
Repayments of unsecured notes	-	(740,505)
Financing origination costs	(18,826)	(6,619)
Contributions from noncontrolling interests	426	-
Distributions to noncontrolling interests	(3,469)	(4,289)
Redemptions of noncontrolling interests	(39,746)	(1,045)
Dividends paid	(365,757)	(354,311)
Repurchase of preferred stock	-	(3,480)
Repurchase of common stock	(105,177)	(58,844)
Shares repurchased for employee tax withholding on equity awards	(6,371)	(11,644)
Principal payments under finance lease obligations	-	(24,362)
Change in tenants' security deposits	903	2,157
Net cash flow provided by/(used for) financing activities	26,158	(757,986)

Net change in cash, cash equivalents and restricted cash	487,589	(461,905)
Cash, cash equivalents and restricted cash, beginning of the period	212,794	689,731
Cash, cash equivalents and restricted cash, end of the period	$700,383	$227,826

Interest paid (net of capitalized interest of $3,172 and $1,166, respectively)	$165,078	$167,401

Income taxes paid, net of refunds	$522	$25,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except unit information)

	June 30, 2026	December 31, 2025
Assets:
Real estate, net of accumulated depreciation and amortization of $4,927,791 and $4,849,564, respectively	$16,616,377	$16,769,292
Investments in and advances to real estate joint ventures	1,413,914	1,454,051
Other investments	100,139	99,936
Cash, cash equivalents and restricted cash	700,383	212,794
Mortgage and other financing receivables, net	412,730	383,935
Accounts and other receivables, net	371,293	368,964
Operating lease right-of-use assets, net	126,047	127,596
Other assets	290,069	271,682
Total assets (1)	$20,030,952	$19,688,250

Liabilities:
Notes payable, net	$8,308,033	$7,718,730
Mortgages payable, net	431,616	467,203
Accounts payable and accrued expenses	283,669	291,537
Intangible liabilities, net	309,888	334,527
Operating lease liabilities	119,173	120,078
Other liabilities	155,532	188,297
Total liabilities (1)	9,607,911	9,120,372
Redeemable noncontrolling interests	-	24,506

Commitments and Contingencies (Footnote 17)

Members' capital:
Preferred units; 20,748 units outstanding	546,256	546,256
General member; 670,245,777 and 674,093,047 common units outstanding, respectively	9,714,555	9,854,372
Limited members; 1,758,609 and 1,444,722 common units outstanding, respectively	37,039	30,183
Accumulated other comprehensive income/(loss)	4,790	(8,792)
Total members' capital	10,302,640	10,422,019
Noncontrolling interests	120,401	121,353
Total capital	10,423,041	10,543,372
Total liabilities and capital	$20,030,952	$19,688,250

(1)
Total assets include restricted assets of consolidated VIEs at June 30, 2026 and December 31, 2025 of $94,794 and $358,236, respectively. Total liabilities include non-recourse liabilities of consolidated VIEs at June 30, 2026 and December 31, 2025 of $66,513 and $153,044, respectively. See Footnote 12 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Revenues from rental properties, net	$546,423	$520,930	$1,099,235	$1,052,216
Management and other fee income	4,378	4,245	9,582	9,583
Total revenues	550,801	525,175	1,108,817	1,061,799

Operating expenses
Rent	(4,082)	(4,242)	(8,229)	(8,426)
Real estate taxes	(71,232)	(66,559)	(144,074)	(136,470)
Operating and maintenance	(95,131)	(91,069)	(190,360)	(180,622)
General and administrative	(29,949)	(32,447)	(67,136)	(66,839)
Impairment charges	(6,616)	(7,645)	(6,666)	(8,179)
Depreciation and amortization	(149,009)	(156,323)	(305,505)	(314,776)
Total operating expenses	(356,019)	(358,285)	(721,970)	(715,312)

Gain on sale of properties	1,362	38,922	17,069	39,809

Operating income	196,144	205,812	403,916	386,296

Other income/(expense)
Other (expense)/income, net	(1,630)	2,901	(3,249)	3,108
Mortgage and other financing income, net	11,444	12,062	23,919	23,331
Interest expense	(83,905)	(81,204)	(167,030)	(161,581)

Income before income taxes, net, equity in income of joint ventures, net, and equity in (loss)/income from other investments, net	122,053	139,571	257,556	251,154

(Provision)/benefit for income taxes, net	(4)	(366)	235	(830)
Equity in income of joint ventures, net	32,446	23,990	57,257	46,673
Equity in (loss)/income of other investments, net	(532)	1,747	5,262	2,448

Net income	153,963	164,942	320,310	299,445

Net income attributable to noncontrolling interests	(270)	(1,609)	(1,289)	(3,084)

Net income attributable to Kimco OP	153,693	163,333	319,021	296,361

Preferred distributions, net	(7,536)	(7,556)	(15,072)	(15,239)

Net income available to Kimco OP's common unitholders	$146,157	$155,777	$303,949	$281,122

Per common unit:
Net income available to Kimco OP's common unitholders:
-Basic	$0.22	$0.23	$0.45	$0.41
-Diluted	$0.22	$0.23	$0.45	$0.41

Weighted average units:
-Basic	672,300	675,609	672,583	676,818
-Diluted	673,045	676,075	673,346	677,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$153,963	$164,942	$320,310	$299,445
Other comprehensive income/(loss)
Change in fair value of cash flow hedges for interest payments	6,278	(5,440)	11,706	(15,709)
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	697	(1,439)	1,876	(3,119)
Other comprehensive income/(loss)	6,975	(6,879)	13,582	(18,828)

Comprehensive income	160,938	158,063	333,892	280,617

Comprehensive income attributable to noncontrolling interests	(270)	(1,609)	(1,289)	(3,084)

Comprehensive income attributable to Kimco OP	$160,668	$156,454	$332,603	$277,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(unaudited)

(in thousands)

							Accumulated
	General Member				Limited Members		Other	Total
	Preferred Units		Common Units		Common Units		Comprehensive	Members'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Issued	Amount	(Loss)/Income	Capital	Interests	Capital
Balance at April 1, 2025	21	$546,901	679,497	$10,042,286	1,074	$22,877	$(911)	$10,611,153	$122,824	$10,733,977
Net income	-	7,556	-	155,430	-	347	-	163,333	1,609	164,942
Other comprehensive loss:
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	(5,440)	(5,440)	-	(5,440)
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	(1,439)	(1,439)	-	(1,439)
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(656)	(656)
Distributions declared to preferred unitholders	-	(7,556)	-	-	-	-	-	(7,556)	-	(7,556)
Distributions declared to common unitholders	-	-	-	(169,284)	-	(360)	-	(169,644)	-	(169,644)
Repurchase of preferred units	-	(645)	-	(18)	-	-	-	(663)	-	(663)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,263)	(1,263)
Issuance of equity awards, net	-	-	716	2,105	371	4,320	-	6,425	-	6,425
Repurchase of common units	-	-	(3,000)	(58,844)	-	-	-	(58,844)	-	(58,844)
Surrender of restricted common units	-	-	(8)	(110)	-	-	-	(110)	-	(110)
Amortization of equity awards	-	-	-	10,666	-	959	-	11,625	-	11,625
Redemption/conversion of noncontrolling interests	-	-	-	(78)	-	-	-	(78)	78	-
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	56	-	-	-	56	-	56
Balance at June 30, 2025	21	$546,256	677,205	$9,982,209	1,445	$28,143	$(7,790)	$10,548,818	$122,592	$10,671,410

Balance at April 1, 2026	21	$546,256	674,403	$9,844,835	1,759	$35,377	$(2,185)	$10,424,283	$121,319	$10,545,602
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	350	350
Net income	-	7,536	-	145,758	-	399	-	153,693	270	153,963
Other comprehensive income:
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	6,278	6,278	-	6,278
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	697	697	-	697
Distributions declared to preferred unitholders	-	(7,536)	-	-	-	-	-	(7,536)	-	(7,536)
Distributions declared to common unitholders	-	-	-	(175,339)	-	(457)	-	(175,796)	-	(175,796)
Repurchase of common units	-	-	(4,126)	(104,715)	-	-	-	(104,715)	-	(104,715)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,426)	(1,426)
Surrender of restricted common units	-	-	(31)	(329)	-	-	-	(329)	-	(329)
Amortization of equity awards	-	-	-	4,408	-	1,720	-	6,128	-	6,128
Redemption/conversion of noncontrolling interests	-	-	-	(63)	-	-	-	(63)	(112)	(175)
Balance at June 30, 2026	21	$546,256	670,246	$9,714,555	1,759	$37,039	$4,790	$10,302,640	$120,401	$10,423,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(unaudited)

(in thousands)

							Accumulated
	General Member				Limited Members		Other	Total
	Preferred Units		Common Units		Common Units		Comprehensive	Members'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Issued	Amount	Income/(Loss)	Capital	Interests	Capital
Balance at January 1, 2025	21	$549,588	679,494	$10,091,921	1,074	$22,276	$11,038	$10,674,823	$123,089	$10,797,912
Net income	-	15,239	-	280,564	-	558	-	296,361	3,084	299,445
Other comprehensive loss:
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	(15,709)	(15,709)	-	(15,709)
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	(3,119)	(3,119)	-	(3,119)
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(1,469)	(1,469)
Distributions declared to preferred unitholders	-	(15,109)	-	-	-	-	-	(15,109)	-	(15,109)
Distributions declared to common unitholders	-	-	-	(339,159)	-	(629)	-	(339,788)	-	(339,788)
Repurchase of preferred units	-	(3,462)	-	(18)	-	-	-	(3,480)	-	(3,480)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(2,190)	(2,190)
Issuance of equity awards, net	-	-	1,241	2,105	371	4,320	-	6,425	-	6,425
Repurchase of common units	-	-	(3,000)	(58,844)	-	-	-	(58,844)	-	(58,844)
Surrender of restricted common units	-	-	(530)	(11,646)	-	-	-	(11,646)	-	(11,646)
Amortization of equity awards	-	-	-	16,731	-	1,618	-	18,349	-	18,349
Redemption/conversion of noncontrolling interests	-	-	-	(78)	-	-	-	(78)	78	-
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	633	-	-	-	633	-	633
Balance at June 30, 2025	21	$546,256	677,205	$9,982,209	1,445	$28,143	$(7,790)	$10,548,818	$122,592	$10,671,410

Balance at January 1, 2026	21	$546,256	674,093	$9,854,372	1,445	$30,183	$(8,792)	$10,422,019	$121,353	$10,543,372
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	426	426
Net income	-	15,072	-	303,120	-	829	-	319,021	1,289	320,310
Other comprehensive income:
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	11,706	11,706	-	11,706
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	1,876	1,876	-	1,876
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(359)	(359)
Distributions declared to preferred unitholders	-	(15,072)	-	-	-	-	-	(15,072)	-	(15,072)
Distributions declared to common unitholders	-	-	-	(350,685)	-	(914)	-	(351,599)	-	(351,599)
Repurchase of preferred units	-	-	-	-	-	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(2,196)	(2,196)
Issuance of equity awards	-	-	614	43	333	4,078	-	4,121	-	4,121
Repurchase of common units	-	-	(4,149)	(105,177)	(19)	(391)	-	(105,568)	-	(105,568)
Surrender of restricted common units	-	-	(312)	(6,371)	-	-	-	(6,371)	-	(6,371)
Amortization of equity awards	-	-	-	15,602	-	3,254	-	18,856	-	18,856
Redemption/conversion of noncontrolling interests	-	-	-	3,937	-	-	-	3,937	(112)	3,825
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	(286)	-	-	-	(286)	-	(286)
Balance at June 30, 2026	21	$546,256	670,246	$9,714,555	1,759	$37,039	$4,790	$10,302,640	$120,401	$10,423,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities:
Net income	$320,310	$299,445
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	305,505	314,776
Impairment charges	6,666	8,179
Straight-line rental income adjustments, net	(13,979)	(10,564)
Amortization of above-market and below-market leases, net	(20,125)	(12,644)
Amortization of deferred financing costs and fair value debt adjustments, net	3,365	667
Equity award expense	18,856	18,349
Gain on sale of properties	(17,069)	(39,809)
Loss/(gain) on marketable securities/derivative, net	24	(2,448)
Equity in income of joint ventures, net	(57,257)	(46,673)
Equity in income of other investments, net	(5,262)	(2,448)
Distributions from joint ventures and other investments	64,022	44,661
Change in accounts and other receivables, net	11,138	11,599
Change in accounts payable and accrued expenses	753	(25,741)
Change in other operating assets	(9,161)	(19,279)
Change in other operating liabilities	(19,479)	(8,854)
Net cash flow provided by operating activities	588,307	529,216

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(2,063)	(106,244)
Improvements to operating real estate	(173,625)	(138,210)
Investment in marketable securities	(1,025)	(1,003)
Proceeds from sale of marketable securities	1,179	500
Investments in preferred stock and cost method investments	(38)	(5,361)
Investments in and advances to real estate joint ventures	(1,432)	(2,909)
Distributions from real estate joint ventures in excess of equity in earnings	38,297	14,186
Investments in and advances to other investments	(3,318)	(3,012)
Distributions from other investments in excess of equity in earnings	855	1,195
Investment in mortgage and other financing receivables	(80,746)	(46,170)
Collection of mortgage and other financing receivables	49,951	50,144
Proceeds from sale of properties	43,856	2,119
Proceeds from insurance casualty claims	1,233	1,630
Net cash flow used for investing activities	(126,876)	(233,135)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(47,135)	(48,844)
Principal payments on rental property debt	(6,040)	(6,200)
Proceeds from mortgage loan financings	17,350	-
Proceeds from issuance of exchangeable senior notes	600,000	-
Proceeds from issuance of unsecured notes	-	500,000
Repayments of unsecured notes	-	(740,505)
Financing origination costs	(18,826)	(6,619)
Contributions from noncontrolling interests	426	-
Distributions to noncontrolling interests	(2,555)	(3,660)
Redemptions of noncontrolling interests	(39,355)	(1,045)
Distributions paid	(366,671)	(354,940)
Repurchase of preferred units	-	(3,480)
Repurchase of common units	(105,568)	(58,844)
Units repurchased for employee tax withholding on equity awards	(6,371)	(11,644)
Principal payments under finance lease obligations	-	(24,362)
Change in tenants' security deposits	903	2,157
Net cash flow provided by/(used for) financing activities	26,158	(757,986)

Net change in cash, cash equivalents and restricted cash	487,589	(461,905)
Cash, cash equivalents and restricted cash, beginning of the period	212,794	689,731
Cash, cash equivalents and restricted cash, end of the period	$700,383	$227,826

Interest paid (net of capitalized interest of $3,172 and $1,166, respectively)	$165,078	$167,401

Income taxes paid, net of refunds	$522	$25,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Organization

Kimco Realty Corporation and its subsidiaries (the “Parent Company”) operates as a Real Estate Investment Trust (“REIT”) for U.S. federal income tax purposes. Substantially all of the Parent Company’s assets are held by, and substantially all of the Parent Company’s operations are conducted through, Kimco Realty OP, LLC (“Kimco OP”), either directly or through its subsidiaries, as the Parent Company’s operating company. The Parent Company is the managing member and exercises exclusive control over Kimco OP. As of June 30, 2026, the Parent Company owned 99.74% of the outstanding limited liability company interests (the “OP Units”) in Kimco OP. The terms “Kimco,” “the Company” and “our” each refer to the Parent Company and Kimco OP, collectively, unless the context indicates otherwise. In statements regarding qualification as a REIT for U.S. federal income tax purposes, such terms refer solely to Kimco Realty Corporation.

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

The Company elected status as a REIT for federal income tax purposes commencing with its taxable year which began January 1, 1992 and operates in a manner that enables the Company to maintain its status as a REIT. To qualify as a REIT, the Company must meet several organizational and operational requirements, and is required to distribute annually at least 90% of its REIT taxable income, determined without regard to the dividends paid deductions and excluding any net capital gain. In addition, the Company will be subject to federal income tax at regular corporate rates to the extent that it distributes for any year less than 100% of its REIT taxable income, determined without regard to the dividends paid deductions and including any net capital gain. In January 2023, the Company reorganized into an umbrella partnership real estate investment trust structure (“UPREIT”). The Company believes it is organized and operates in such a manner to qualify and remain qualified as a REIT, in accordance with Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). The Company, generally, will not be subject to U.S. federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income, as defined in the Code. The Company maintains certain subsidiaries that have made joint elections with the Company to be treated as taxable REIT subsidiaries (“TRSs”), that permit the Company to engage through such TRSs in certain business activities that the REIT may not conduct directly. A TRS is subject to federal and state income taxes on its income, and the Company includes, when applicable, a provision for taxes in its condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

This report combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2026, of the Parent Company and Kimco OP into this single report. The accompanying Condensed Consolidated Financial Statements include the accounts of the Parent Company and Kimco OP and their consolidated subsidiaries. The Company’s subsidiaries include subsidiaries which are wholly owned or which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The Parent Company serves as the managing member of Kimco OP. The limited members of Kimco OP have limited rights over Kimco OP and do not have the power to direct the activities that most significantly impact Kimco OP’s economic performance. As such, Kimco OP is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. All inter-company balances and transactions have been eliminated in consolidation. The information presented in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. Amounts as of December 31, 2025 included in the Condensed Consolidated Financial Statements have been derived from the audited Consolidated Financial Statements as of that date, but do not include all annual disclosures required by GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

for the year ended December 31, 2025, as certain disclosures in this Quarterly Report that would duplicate those included in such Annual Report on Form 10-K are not included in these Condensed Consolidated Financial Statements.

Subsequent Events

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in its Condensed Consolidated Financial Statements.

Reclassifications

Certain amounts in the prior period have been reclassified in order to conform to the current period’s presentation. For comparative purposes, for the three and six months ended June 30, 2025, the Company reclassified Loss on marketable securities, net into Other (expense)/income, net on the Company’s Condensed Consolidated Statement of Income as follows (in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Other (expense)/income, net	$(2)	$(11)
Loss on marketable securities, net	$2	$11

New Accounting Pronouncements

The following table represents Accounting Standards Updates (“ASUs”) to the FASB’s ASCs that, as of June 30, 2026, are not yet effective for the Company and for which the Company has not elected early adoption, where permitted:

ASU	Description	Effective Date	Effect on the financial statements or other significant matters

ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

ASU 2025-01, Income Statement - Reporting Comprehensive, Income -Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans

The new guidance makes significant changes to the accounting for certain acquired seasoned loans subject to CECL. The FASB decided not to change the existing models for originated assets, purchased credit deteriorated assets (“PCD”) or other acquired assets.

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

3. Real Estate

Acquisitions

During the six months ended June 30, 2026, there were no operating property acquisitions. During the six months ended June 30, 2025, the Company acquired the following operating properties, through direct asset acquisitions (in thousands):

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Dispositions

The table below summarizes the Company’s disposition activity relating to consolidated operating properties and parcels for the six months ended June 30, 2026 and 2025 (dollars in millions):

	Six Months Ended June 30,
	2026	2025
Aggregate sales price/gross fair value (1)	$54.9	$51.9
Gain on sale of properties (2)	$17.1	$39.8
Number of operating properties sold	1	1
Number of parcels sold	3	2

(1)
Includes $8.0 million and $48.7 million of Internal Revenue Code 26 U.S.C. §1031 proceeds held in escrow through sale of real estate interests as of June 30, 2026 and June 30, 2025, respectively.
(2)
Before noncontrolling interests of $0.1 million and taxes of $0.4 million for the six months ended June 30, 2025.

Impairments

During the six months ended June 30, 2026 and 2025, the Company recognized aggregate impairment charges related to adjustments to property carrying values of $1.1 million and $8.2 million, respectively, for which the Company’s estimated fair values were primarily based upon signed contracts or letters of intent from third-party offers. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions. See Footnote 13 of the Notes to Condensed Consolidated Financial Statements for fair value measurements disclosure.

Assets Held-For-Sale

At June 30, 2026, the Company had a land parcel classified as held-for-sale at a net carrying amount of $3.4 million, which is included in Other assets on the Company’s Condensed Consolidated Balance Sheets.

4. Investments in and Advances to Real Estate Joint Ventures

The Company has investments in and advances to various real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations. As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting. The Company manages certain of these joint venture investments and, where applicable, earns acquisition fees, leasing commissions, property management fees, asset management fees and construction management fees. The table below presents unconsolidated joint venture investments for which the Company held an ownership interest at June 30, 2026 and December 31, 2025 (in millions, except number of properties and GLA):

	Noncontrolling Ownership Interest	The Company’s Investment
Joint Venture	As of June 30, 2026	June 30, 2026	December 31, 2025
Prudential Investment Program	15.0%	$120.6	$120.1
Kimco Income Opportunity Portfolio (“KIR”)	52.1%	286.3	287.2
R2G Venture LLC (“R2G”)	51.5%	393.1	401.2
Canada Pension Plan Investment Board (“CPP”)	55.0%	174.3	202.3
Other Institutional Joint Ventures	Various	232.9	236.0
Other Joint Venture Programs	Various	206.7	207.3
Total*		$1,413.9	$1,454.1

* Represents 162 property interests and 24.4 million square feet of GLA, as of both June 30, 2026 and December 31, 2025.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents the Company’s share of net income for the above investments, which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Joint Venture	2026	2025	2026	2025
Prudential Investment Program	$2.0	$2.3	$4.3	$5.4
KIR	9.9	8.2	20.3	18.3
R2G	3.2	2.0	6.4	4.3
CPP	12.5	3.0	15.4	6.2
Other Institutional Joint Ventures	1.6	1.0	3.4	2.1
Other Joint Venture Programs (1)	3.2	7.5	7.5	10.4
Total	$32.4	$24.0	$57.3	$46.7
(1)
During the three months ended June 30, 2025, the Company recognized $4.7 million of equity in income related to the restructuring of a joint venture.

During the six months ended June 30, 2026, the CPP joint venture partially disposed of an operating property for a sales price of $142.3 million. This transaction resulted in a net gain to the Company of $9.9 million for the six months ended June 30, 2026, which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income.

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

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at June 30, 2026 and December 31, 2025 (dollars in millions):

	As of June 30, 2026			As of December 31, 2025
Joint Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
Prudential Investment Program	$227.3	4.98%	16.4	$233.9	5.25%	22.2
KIR	273.2	4.58%	56.8	274.4	4.58%	15.2
R2G	71.7	2.90%	56.7	70.7	2.90%	62.6
CPP (1)	-	-	-	79.3	5.25%	7.0
Other Institutional Joint Ventures	222.9	5.41%	41.8	222.7	5.41%	47.7
Other Joint Venture Programs	533.1	4.81%	34.7	538.2	5.04%	33.0
Total	$1,328.2			$1,419.2
(1)
During the three months ended June 30, 2026, the CPP joint venture repaid $78.6 million of mortgage debt that encumbered an operating property.

* Includes extension options

5. Other Investments

The Company has provided capital to owners and developers of real estate properties through its Preferred Equity program, which is included in Other investments on the Company’s Condensed Consolidated Balance Sheets. In addition, the Company has invested capital in certain structured investments that are accounted for on the equity method of accounting. As of June 30, 2026 and December 31, 2025, the Company’s Other investments were $100.1 million and $99.9 million, respectively, of which the Company’s net investments under the Preferred Equity program were $59.4 million and $59.1 million as of June 30, 2026 and December 31, 2025, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Mortgage and Other Financing Receivables

The Company has various mortgage and other financing receivables, which consist of loans acquired and loans originated by the Company. As of June 30, 2026 and December 31, 2025, the Company had mortgage and other financing receivables, net of allowance for credit losses of $412.7 million and $383.9 million, respectively. As of June 30, 2026, these mortgage and other receivables have scheduled maturities ranging from less than one year to 7.7 years and accrue interest at rates ranging from 6.35% to 12.50%. During the six months ended June 30, 2026 and 2025, the Company recognized mortgage and other financing income, net of $23.9 million and $23.3 million, respectively.

During the six months ended June 30, 2026, the Company (i) provided $80.7 million of mortgage and other financing loans and (ii) collected $52.0 million of mortgage and other financing receivables.

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

The following table presents the changes in the allowance for loan losses for the six months ended June 30, 2026 and 2025, respectively (in thousands):

	Six Months Ended June 30,
	2026	2025
Balance at January 1,	$5,352	$6,800
Provision for loan losses	573	693
Recoveries collected	(573)	(693)
Balance at June 30,	$5,352	$6,800

7. Accounts and Other Receivables

The components of accounts and other receivables, net of potentially uncollectible amounts as of June 30, 2026 and December 31, 2025, were as follows (in thousands):

	As of June 30, 2026	As of December 31, 2025
Billed tenant receivables	$12,410	$18,242
Unbilled common area maintenance, insurance and tax reimbursements	67,717	76,113
Other receivables	14,176	11,500
Straight-line rent receivables	276,990	263,109
Total accounts and other receivables, net	$371,293	$368,964

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

The disaggregation of the Company’s lease income, which is included in Revenues from rental properties, net on the Company’s Condensed Consolidated Statements of Income, as either fixed or variable lease income based on the criteria specified in ASC 842, for the three and six months ended June 30, 2026 and 2025, was as follows (in thousands):

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease income:
Fixed lease income (1)	$427,681	$413,727	$852,975	$829,898
Variable lease income (2)	115,708	105,829	232,658	218,816
Above-market and below-market leases amortization, net	6,491	7,330	20,125	12,644
Adjustments for potentially uncollectible lease income or disputed amounts	(3,457)	(5,956)	(6,523)	(9,142)
Total lease income	$546,423	$520,930	$1,099,235	$1,052,216

(1)
Includes minimum base rents, expense reimbursements, ancillary income and straight-line rent adjustments.
(2)
Includes minimum base rents, expense reimbursements, percentage rent, lease termination fee income and ancillary income.

Lessee Leases

The Company currently leases real estate space under non-cancelable operating lease agreements for ground leases and administrative office leases. The Company’s operating leases have remaining lease terms ranging from less than one year to 78.8 years, some of which include options to extend the terms for up to an additional 60 years. As of June 30, 2026, the Company’s operating leases have a weighted-average remaining non-cancelable lease term of 28.8 years and weighted-average discount rate of 6.77%. During the six months ended June 30, 2025, the Company obtained a $7.4 million operating right-of-use asset in exchange for a new operating lease liability related to an option exercise for a property under an operating ground lease agreement.

The Company had three properties under finance ground lease agreements that consisted of variable lease payments with a bargain purchase option. During the six months ended June 30, 2025, the Company acquired the fee interest in two properties under finance ground lease agreements through the exercise of its call option for an aggregate purchase price of $24.2 million. This transaction resulted in a decrease in Other assets of $26.2 million and a decrease in Other liabilities of $24.2 million on the Company’s Condensed Consolidated Balance Sheets related to the finance right-of-use assets and lease liabilities. As of June 30, 2026, the Company has a property under a finance ground lease agreement with a right-of-use asset of $6.8 million, which is included in Other assets on the Company’s Condensed Consolidated Balance Sheets.

The components of the Company’s lease expense, which are included in interest expense, rent expense and general and administrative expense on the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease cost:
Finance lease cost	$-	-	$-	$43
Operating lease cost	3,629	3,600	7,198	7,041
Variable lease cost	555	724	1,230	1,565
Total lease cost	$4,184	$4,324	$8,428	$8,649

9. Notes and Mortgages Payable

Notes Payable

In February 2026, the Company closed on a new $2.0 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks. The Credit Facility is scheduled to expire in March 2030 with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2031. The Credit Facility can be increased to $2.75 billion through an accordion feature. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Credit Facility accrues interest at a rate of Term Secured Overnight Financing Rate (“SOFR”), as defined in the terms of the Credit Facility, plus an applicable spread determined by the Company’s credit ratings. The interest rate can be further adjusted upward or downward based on the sustainability metric targets and the Company’s credit rating, as defined in the agreement. As of June 30, 2026, the interest rate on the Credit Facility is Term SOFR plus 63.5 basis points (4.27% as of June 30, 2026) after reductions for sustainability metrics achieved and the Company’s current credit rating. Pursuant to the terms of the Credit Facility, the Company is subject to certain covenants. As of June 30, 2026, the Credit Facility had no outstanding balance and no appropriations for letters of credit, and the Company was in compliance with its covenants.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During January 2026, the Company established a commercial paper program to issue unsecured, unsubordinated notes up to a maximum of $750.0 million (the “Commercial Paper Program”). The Commercial Paper Program is backstopped by the Company's commitment to maintain available borrowing capacity under its Credit Facility in an amount equal to actual borrowings under the program. As of June 30, 2026, the Commercial Paper Program had no outstanding balance.

The Company has $310.0 million of unsecured term loans (the “Term Loans”) with a group of banks, which were scheduled to expire between November 2026 to February 2028. In March 2026, the Company amended the Term Loans to add two one-year options to extend the maturity dates, at the Company’s discretion, to November 2028 through February 2030. The Term Loans accrue interest at the rate of Adjusted Term SOFR plus an applicable spread determined by the Company’s credit rating and sustainability metric targets, as described in the agreement. As of June 30, 2026, the interest rates on the Term Loans are Adjusted Term SOFR plus 71.0 basis points after reductions for sustainability metrics achieved and the Company’s current credit rating. As of June 30, 2026, the Company had 20 swap rate agreements with various lenders swapping the interest rates on the Term Loans to all-in fixed rates ranging from 4.38% to 4.58%. See Footnote 10 of the Notes to Condensed Consolidated Financial Statements for interest rate swap disclosure.

The Company has a $550.0 million unsecured term loan credit facility (the “Term Loan Credit Facility”) with a group of banks, which is scheduled to mature in January 2027 with two one-year options to extend the maturity date, at the Company’s discretion, to January 2029. The Term Loan Credit Facility, as amended, accrues interest at a rate of Adjusted Term SOFR plus an applicable spread determined by the Company’s credit rating, as described in the agreement. As of June 30, 2026, the interest rate on the Term Loan Credit Facility is Adjusted Term SOFR plus 75.0 basis points based on the Company’s current credit rating. As of June 30, 2026, the Company had six swap rate agreements with various lenders swapping the overall interest rate on the Term Loan Credit Facility to an all-in fixed rate of 4.46%. See Footnote 10 of the Notes to Condensed Consolidated Financial Statements for interest rate swap disclosure.

In June 2026, the Company issued $600.0 million in exchangeable senior notes (the “Exchangeable Senior Notes”), including $75.0 million of option notes issued pursuant to an option granted to the initial purchasers and exercised in full. The Exchangeable Senior Notes are scheduled to mature in June 2031 and bear interest at a rate of 3.50% per annum. Before March 17, 2031, noteholders will have the right to exchange their notes only upon the occurrence of certain events. On and after March 17, 2031, noteholders may exchange their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle exchanges in cash and, if applicable, shares of the Company’s common stock, at the election of the Company. The initial exchange rate is 30.9028 shares of the Company's common stock per $1,000 principal amount of Exchangeable Senior Notes, which represents an initial exchange price of approximately $32.36 per share of the Company’s common stock. The Exchangeable Senior Notes will be exchangeable for cash up to the aggregate principal amount of the Exchangeable Senior Notes to be exchanged and, in respect of the remainder of the exchange obligation, if any, in excess thereof, cash, common shares or a combination thereof, at the election of the Company.

The Exchangeable Senior Notes will be redeemable, in whole or in part, for cash at the Company’s option at any time, and from time to time, on or after June 20, 2029 and on or before the 25th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the exchange price for a specified period of time and certain other conditions are satisfied. In addition, the Exchangeable Senior Notes will be redeemable, in whole or in part (subject to certain limitations), at the Company’s option at any time to the extent necessary to preserve the Company’s status as a real estate investment trust for U.S. federal income tax purposes, so long as certain conditions are satisfied. The redemption price will be equal to the principal amount of the Exchangeable Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

The Company used a portion of the proceeds from the offering to repurchase 4.1 million shares of its common stock for a total purchase price of $104.7 million (at a price of $25.38 per share). The Company intends to use the remainder of the net proceeds for general corporate purposes, including, but not limited to, the redemption or repayment of indebtedness and funding for suitable acquisition, investment and redevelopment opportunities.

During June 2025, the Company issued $500.0 million in senior unsecured notes, which are scheduled to mature in February 2036 and accrue interest at a rate of 5.30% per annum.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the six months ended June 30, 2025, the Company fully repaid the following notes payable (dollars in millions):

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

Mortgages Payable

During the six months ended June 30, 2026, the Company (i) repaid $31.0 million of mortgage debt that encumbered an operating property and (ii) refinanced a mortgage loan on a consolidated joint venture operating property by obtaining a $23.0 million mortgage loan, of which $17.4 million has been funded, and was used to repay the $16.1 million outstanding on the prior mortgage loan.

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

As of June 30, 2026, the Company has 26 interest rate swap agreements with notional amounts aggregating to $860.0 million. The interest rate swap agreements are designated as cash flow hedges and are held by the Company to reduce the impact of changes in interest rates on variable rate debt. As of June 30, 2026, all interest rate swaps were deemed effective and are therefore included within Accumulated other comprehensive income/(loss) (“AOCI”) on the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2026, the Company expects approximately $1.6 million of accumulated comprehensive income on derivative instruments to be reclassified into earnings as a reduction to interest expense during the next 12 months.

The interest rate swaps are measured at fair value using a market standard methodology that incorporates the discounted net present value of estimated future fixed and variable cash flows. The variable cash flows are based on forward interest rate curves derived from observable market data. Accordingly, the Company classifies its interest rate swaps within Level 2 of the fair value hierarchy, which are measured on a recurring basis. See Footnote 13 of the Notes to Condensed Consolidated Financial Statements for fair value measurement disclosure.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the terms and fair value of the Company’s derivative financial instruments as of June 30, 2026 (dollars in thousands):

Instrument	Number of Swap Agreements	Associated Debt Instrument	Effective Date	Maturity Date	Notional Amount (1)	Derivative Assets (2)	Derivative Liabilities (2)
Interest rate swap	1	$200.0 Million Term Loan	Jan-24	Jan-29	$200,000	$1,351	$-
Interest rate swaps	3	$50.0 Million Term Loan	Jan-24	Nov-26	50,000	-	(18)
Interest rate swaps	3	$100.0 Million Term Loan	Jan-24	Feb-27	100,000	19	-
Interest rate swaps	7	$50.0 Million Term Loan	Jan-24	Aug-27	50,000	127	-
Interest rate swaps	7	$110.0 Million Term Loan	Jan-24	Feb-28	110,000	490	-
Interest rate swaps	4	$300.0 Million Term Loan	Jul-24	Jan-29	300,000	525	-
Interest rate swap	1	$50.0 Million Term Loan	Sept-24	Jan-29	50,000	642	-
					$860,000	$3,154	$(18)

(1)
These interest rate swap agreements utilize a one-month SOFR CME index.
(2)
Derivative assets and derivative liabilities are included within Other assets and Other liabilities, respectively, on the Company’s Condensed Consolidated Balance Sheets.

The table below details the location in the financial statements of the gain/(loss) recognized on interest rate swaps designated as cash flow hedges for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amount of gain/(loss) recognized in AOCI on interest rate swaps, net	$6,094	$(4,148)	$11,420	$(13,135)
Amount reclassified from AOCI into Interest expense as (expense)/income	$(184)	$1,292	$(286)	$2,574
Total amount of Interest expense presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are being recorded	$(83,905)	$(81,204)	$(167,030)	$(161,581)

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

As of June 30, 2026, the Parent Company is the managing member of Kimco OP and owns 99.74% of the outstanding OP Units. Noncontrolling OP Units are owned by third parties and certain officers and directors of the Company. The Parent Company has granted to certain employees and directors long-term incentive plan units (“LTIP Units”) with time-based vesting requirements (“Time-Based LTIP Units”) and LTIP Units with performance-based vesting requirements (“Performance-Based LTIP Units”), assuming the maximum target performance (see Footnote 14 of the Notes to Condensed Consolidated Financial Statements). The OP Units are currently redeemable at the option of the holder (subject to restrictions agreed upon at the time of issuance of LTIP Units to certain holders that may restrict such redemption right for a period of time) for the Parent Company’s common stock at a ratio of 1:1 or cash at the option of the Parent Company. During the six months ended June 30, 2026, 19,203 OP Units were redeemed for $0.4 million in cash. As of June 30, 2026, noncontrolling interests relating to the Noncontrolling OP Units were $37.0 million and consisted of the following:

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company owns eight shopping center properties located in Long Island, NY, which were acquired during 2022, partially through the issuance of $122.1 million of Preferred Outside Partner Units and $13.6 million of Common Outside Partner Units. The noncontrolling interest was classified as mezzanine equity and included in Redeemable noncontrolling interests on the Company’s Condensed Consolidated Balance Sheets as a result of the put right available to the unit holders, an event that is not solely in the Company’s control. In February 2026, all of the remaining 824,410 Preferred Outside Partner Units outstanding and 170,585 Common Outside Partner Units outstanding were redeemed for cash of $20.2 million, in separate transactions, and as such, this entity is no longer a VIE. These transactions resulted in a net decrease in Redeemable noncontrolling interests of $14.8 million and a decrease in the embedded derivative liability in Other liabilities of $5.4 million on the Company’s Condensed Consolidated Balance Sheets. In addition, the Company paid $12.5 million, in January 2026, related to the put option exercised in December 2025, which resulted in a decrease in Accounts payable and accrued expenses on the Company’s Condensed Consolidated Balance Sheets. During the six months ended June 30, 2025, 46,461 Preferred Outside Partner Units and 5,162 Common Outside Partner Units were redeemed for cash of $1.0 million, in separate transactions. These transactions resulted in a net decrease in Redeemable noncontrolling interests of $0.7 million and a decrease in the embedded derivative liability in Other liabilities of $0.4 million on the Company’s Condensed Consolidated Balance Sheets.

Included within noncontrolling interests were units that were determined to be contingently redeemable that were classified as Redeemable noncontrolling interests and presented in the mezzanine section between Total liabilities and Stockholders’ equity/Members’ capital on the Company’s Condensed Consolidated Balance Sheets.

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Balance at January 1,	$24,506	$47,877
Net income	359	1,469
Distributions	(359)	(1,471)
Redemption/conversion of noncontrolling interests (1)	(24,792)	(676)
Adjustment to estimated redemption value	286	(633)
Balance at June 30,	$-	$46,566

(1)
Includes Preferred and Common Outside Partner Units, which were fully redeemed in February 2026 and partially redeemed during the six months ended June 30, 2025. Also, during the six months ended June 30, 2026, the Company acquired the remaining outside partner’s interest in a consolidated property for a purchase price of $6.0 million.

12. Variable Interest Entities

Consolidated Operating Properties

Kimco OP is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. Substantially all of the Parent Company's assets and liabilities are the assets and liabilities of Kimco OP. In addition, included within the Company’s operating properties at June 30, 2026 and December 31, 2025, are various consolidated entities, that are VIEs for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less, and they do not have substantive participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At June 30, 2026, total assets of these VIEs were $1.1 billion and total liabilities were $66.5 million. At December 31, 2025, total assets of these VIEs were $1.7 billion and total liabilities were $153.0 million.

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

Additionally, included within the Company’s real estate at June 30, 2026, is a consolidated development project, which is a VIE for which the Company is the primary beneficiary. This entity was primarily established to develop a real estate property to hold as a long-term investment. The Company’s involvement with this entity is through its majority ownership of the property. This entity is deemed a VIE as the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The initial equity contributed to this entity was not sufficient to fully finance the real estate construction, as development costs will be funded by construction loan financing and the partners over the construction period. The Company determined that it was the primary beneficiary of this VIE as a result of its controlling financial interest. At June 30, 2026, total assets of this real estate development VIE were $44.5 million, and there were no outstanding liabilities.

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

	As of June 30, 2026	As of December 31, 2025
Number of unencumbered VIEs	22	23
Number of encumbered VIEs	2	3
Total number of consolidated VIEs	24	26

Restricted Assets:
Real estate, net	$87.2	$347.8
Cash, cash equivalents and restricted cash	5.6	4.6
Accounts and other receivables, net	0.9	3.9
Other assets	1.1	1.9
Total Restricted Assets	$94.8	$358.2

VIE Liabilities:
Mortgages payable, net	$17.2	$83.6
Accounts payable and accrued expenses	9.9	9.8
Intangible liabilities, net	30.8	44.2
Operating lease liabilities	1.7	1.7
Other liabilities	6.9	13.7
Total VIE Liabilities	$66.5	$153.0

Unconsolidated Redevelopment Investment

Included in the Company’s preferred equity investments at June 30, 2026, is an unconsolidated development project which is a VIE for which the Company is not the primary beneficiary. This preferred equity investment was primarily established to develop real estate property for long-term investment and is deemed a VIE primarily because the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction as development costs are funded by construction loan financing and the partners over the construction period. The Company determined that it was not the primary beneficiary of this VIE based on the fact that the Company has shared control of this entity along with the entity’s partners and therefore does not have a controlling financial interest.

As of June 30, 2026 and December 31, 2025, the Company’s investment in this VIE was $40.8 million and $39.8 million, respectively, which is included in Other investments on the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with this VIE is the Company’s carrying value in this investment. The Company has not provided financial support to this VIE that it was not previously contractually required to provide. All future costs of development will be funded with construction loan financing or capital contributions from the Company and the outside partner in accordance with their respective ownership percentages if necessary.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Fair Value Measurements

All financial instruments of the Company are reflected in the accompanying Condensed Consolidated Balance Sheets at amounts which, in management’s estimation, based upon an interpretation of available market information and valuation methodologies, reasonably approximate their fair values except those listed below, for which fair values are disclosed. The valuation method used to estimate fair value for fixed-rate and variable-rate debt and mortgage and other finance receivables is based on discounted cash flow analyses, with assumptions that include credit spreads, market yield curves, trading activity, loan amounts and debt maturities. The fair values for marketable securities are based on published values, securities dealers’ estimated market values or comparable market sales. The fair value for embedded derivative liability was based on using the “with-and-without” method. The interest rate swaps are measured at fair value using a market standard methodology that incorporates the net present value of estimated future fixed and variable cash flows. The variable cash flows are based on forward interest rate curves derived from observable market data. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements for interest rate swaps.

As a basis for considering market participant assumptions in fair value measurements, the FASB’s Fair Value Measurements and Disclosures guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The Company’s Exchangeable Senior Notes are not publicly traded, and are classified as Level 2 in the fair value hierarchy given the use of observable inputs such as quoted prices in active markets for similar liabilities or other inputs using observable market data. Valuations are based on expected future payments discounted at risk-adjusted and quoted market prices.

The following table presents the carrying amount and estimated fair value of the Company's financial instruments not measured at fair value as of June 30, 2026 and December 31, 2025 (in thousands):

		June 30, 2026		December 31, 2025
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Mortgage and other financing receivables (1)	Level 3	$412,730	$403,256	$383,935	$392,222
Liabilities:
Notes payable, net (2)
Senior unsecured notes	Level 2	$7,448,436	$7,108,100	$6,859,458	$6,550,537
Unsecured term loans	Level 3	$859,597	$860,110	$859,272	$860,685
Mortgages payable, net (3)	Level 3	$431,616	$415,841	$467,203	$455,214

(1)
The carrying value includes, and the fair value excludes, allowance for credit losses of $5.4 million as of both June 30, 2026 and December 31, 2025.
(2)
The carrying value includes, and the fair value excludes, deferred financing costs of $70.5 million and $62.5 million as of June 30, 2026 and December 31, 2025, respectively.
(3)
The carrying value includes, and the fair value excludes, deferred financing costs of $0.9 million and $0.8 million as of June 30, 2026 and December 31, 2025, respectively.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, aggregated by the level of the fair value hierarchy within which those measurements fall (in thousands):

	Balance at June 30, 2026	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$2,471	$2,471	$-	$-
Interest rate swaps derivative assets	$3,154	$-	$3,154	$-
Liabilities:
Interest rate swaps derivative liabilities	$18	$-	$18	$-

	Balance at December 31, 2025	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$2,649	$2,649	$-	$-
Liabilities:
Interest rate swaps derivative liabilities	$8,570	$-	$8,570	$-
Embedded derivative liability	$5,440	$-	$-	$5,440

The significant unobservable input (Level 3 inputs) used in measuring the Company’s embedded derivative liability, which is categorized with Level 3 of the fair value hierarchy, was the discount rate of 5.30% as of December 31, 2025.

The table below summarizes the change in the fair value of the embedded derivative liability measured using Level 3 inputs for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Balance as of January 1,	$5,440	$19,864
Settlements	(5,440)	(370)
Change in fair value (included in Other (expense)/income, net)	-	(2,459)
Balance as of June 30,	$-	$17,035

Assets measured at fair value on a non-recurring basis at June 30, 2026 and December 31, 2025, were as follows (in thousands):

	Balance at June 30, 2026	Level 1	Level 2	Level 3
Real estate	$114	$-	$-	$114

	Balance at December 31, 2025	Level 1	Level 2	Level 3
Real estate	$9,718	$-	$-	$9,718

During the six months ended June 30, 2026, the Company recognized a $5.6 million impairment charge related to its investment in preferred stock following the investee’s bankruptcy restructuring filing. This investment was included in Other assets on the Company’s Condensed Consolidated Balance Sheets.

During the six months ended June 30, 2026 and 2025, the Company recognized impairment charges related to adjustments to property carrying values of $1.1 million and $8.2 million, respectively. The Company’s estimated fair values of these assets were primarily based upon estimated sales prices from signed contracts or letters of intent from third-party offers, which were less than the carrying value of the assets. The Company did not have access to the unobservable inputs used to determine the estimated fair values of third-party offers. Based on these inputs, the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy.

14. Incentive Plans

In April 2025, the Company’s stockholders approved the Kimco Realty Corporation 2025 Equity Participation Plan (as amended and/or restated, the “2025 Plan”), which is the successor to the Kimco Realty Corporation 2020 Equity Participation Plan (together with the 2025 Plan, the “Plans”). The 2025 Plan provides for a maximum of 17.5 million shares of the Company’s common stock to be reserved

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, LTIP Units (including performance-based LTIP Units), stock payments and deferred stock awards. At June 30, 2026, the Company had 16.2 million shares of common stock available for issuance under the 2025 Plan.

The Company accounts for equity awards in accordance with FASB’s compensation – Stock Compensation guidance, which requires that all share-based payments to employees, including grants of employee stock options, restricted stock, performance shares and LTIP Units, be recognized in the Company’s Condensed Consolidated Statements of Income over the service period based on their fair values. Unless otherwise determined by the Board of Directors at its sole discretion, restricted stock grants under the 2025 Plan generally vest (i) 100% on the fourth or fifth anniversary of the grant or (ii) ratably over four or five years. Fair value of restricted shares and Time-Based LTIP Units are calculated based on the Company’s common stock closing share price on the date of grant.

The Company grants performance awards and Performance-Based LTIP Units which include both market and operating performance targets. Fair value of these awards with market performance targets are determined using the Monte Carlo method, which is intended to estimate the fair value of the awards at the grant date. Fair value of the operating performance targets are calculated based on the Company’s common stock closing share price on the date of grant. The operating performance awards vest based on the achievement of specified operating performance objectives. Compensation expense is recognized over the requisite service period based on management’s estimate of the number of awards expected to vest, which reflects the probability of achieving the applicable operating performance targets. Management reviews these estimates each reporting period and records any resulting adjustments in the period of change. The estimation of whether the operating performance targets will be achieved requires judgment, and, to the extent actual results or updated estimates differ from the Company’s current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period the estimates are revised.

Granted Time-Based LTIP Units and Performance-Based LTIP Units do not have redemption rights into shares of Company common stock, but any OP Units into which LTIP Units may be converted are entitled to redemption rights.

The Company recognized expenses associated with its equity awards of $18.9 million and $18.3 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had $46.1 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans. That cost is expected to be recognized over a weighted-average period of approximately 2.6 years.

Restricted Stock

Information with respect to restricted stock under the Plans for the six months ended June 30, 2026 and 2025 is as follows:

	2026	2025
Restricted stock outstanding as of January 1,	2,503,102	2,745,884
Granted (1)	614,060	716,070
Vested	(845,174)	(891,336)
Forfeited	(27,050)	(6,630)
Restricted stock outstanding as of June 30,	2,244,938	2,563,988

(1)
The weighted-average grant date fair value for restricted stock issued during the six months ended June 30, 2026 and 2025 was $22.66 and $20.08, respectively.

Performance Shares

Information with respect to performance share awards under the Plans for the six months ended June 30, 2026 and 2025 is as follows:

	2026	2025
Performance share awards outstanding as of January 1,	642,660	908,890
Granted (1)	206,570	264,970
Vested	-	-
Performance share awards outstanding as of June 30,	849,230	1,173,860

(1)
The weighted-average grant date fair value for performance shares issued during the six months ended June 30, 2026 and 2025 was $25.04 and $18.84, respectively.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the six months ended June 30, 2026 and 2025, the Company issued 0 and 524,636 common shares, respectively, in connection with previously vested performance share awards, including performance dividend equivalent shares.

The significant assumptions underlying the determination of fair values using Monte Carlo simulations for the performance share awards granted with market conditions during the six months ended June 30, 2026 and 2025 were as follows:

	2026	2025
Stock price	$22.32	$19.98
Dividend yield (1)	-	-
Risk-free interest rate	3.50%	3.52%
Volatility (2)	23.16%	26.07%
Term of the award (years)	2.86	2.67

(1)
Total Shareholder Returns, as used in the performance share awards computation, are measured based on cumulative dividend stock prices, as such a zero percent dividend yield is utilized.
(2)
Volatility is based on the annualized standard deviation of the daily logarithmic returns on dividend-adjusted closing prices over the look-back period based on the term of the award.

Time-Based LTIP Units

Information with respect to Time-Based LTIP Unit awards with time-based vesting requirements under the Plans for the six months ended June 30, 2026 and 2025 is as follows:

	2026	2025
Time-Based LTIP unit awards outstanding as of January 1,	442,708	120,700
Granted (1)	333,090	370,780
Vested	(100,730)	(48,772)
Time-Based LTIP unit awards outstanding as of June 30,	675,068	442,708
(1)
The weighted-average grant date fair value for Time-Based LTIP Units issued during the six months ended June 30, 2026 and 2025 was $22.66 and $20.08, respectively.

Performance-Based LTIP Units

Information with respect to Performance-Based LTIP Units, including performance dividend equivalent units, under the Plans for the six months ended June 30, 2026 and 2025 is as follows:

	2026	2025
Performance-Based LTIP unit awards outstanding as of January 1,	1,076,361	474,611
Granted (1)	480,140	601,750
Performance-Based LTIP unit awards outstanding as of June 30,	1,556,501	1,076,361
(1)
The weighted-average grant date fair value for Performance-Based LTIP Units issued, excluding performance dividend equivalent units, during the six months ended June 30, 2026 and 2025 was $20.07 and $9.42, respectively.

The significant assumptions underlying the determination of fair values using Monte Carlo simulations for the Performance-Based LTIP Units granted with market conditions during the six months ended June 30, 2026 and 2025 were as follows:

	2026	2025
Stock price	$22.32	$19.98
Dividend yield (1)	-	-
Risk-free interest rate	3.50%	3.52%
Volatility (2)	23.16%	26.07%
Term of the award (years)	2.86	2.67

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Stockholders’ Equity

Preferred Stock

The Company’s outstanding Preferred Stock as of both June 30, 2026 and December 31, 2025 is detailed below:

As of June 30, 2026
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference (in thousands)	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class L	10,350	8,902	$222,543	5.125%	$1.28125	$1.00	8/16/2022
Class M	10,580	10,465	261,636	5.250%	$1.31250	$1.00	12/20/2022
Class N	1,849	1,381	69,017	7.250%	$3.62500	$1.00	N/A
		20,748	$553,196

The Class N Preferred Stock depositary shares are convertible by the holders at an exchange ratio of 2.3071 into the Company’s common shares or under certain circumstances by the Company’s election, which is subject to adjustment upon occurrence of certain events. As of June 30, 2026, the Class N Preferred Stock was potentially convertible into 3.2 million shares of common stock. The Company’s Class L and Class M Preferred Stock are not convertible or exchangeable for any other securities or property of the Company.

During January 2024, the Company’s Board of Directors authorized the repurchase of up to 891,000 depositary shares of Class L Preferred Stock, 1,047,000 depositary shares of Class M Preferred Stock, and 185,000 depositary shares of Class N Preferred Stock. During January 2026, the Company’s Board of Directors amended this authorization to be perpetual so it does not expire. During the six months ended June 30, 2026, the Company did not repurchase any shares of preferred stock.

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

Common Stock

During November 2025, the Company established an at-the-market continuous offering program (the “ATM Program”) pursuant to which the Company may offer and sell from time-to-time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $750.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. In addition, the Company may, from time to time, enter into separate forward sale agreements with one or more banks. This program does not expire. The Company did not issue any shares under the ATM Program during the six months ended June 30, 2026. As of June 30, 2026, the Company had $750.0 million available under this ATM Program.

During November 2025, the Company established a common share repurchase program. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $750.0 million. This program does not expire. During the six months ended June 30, 2026, the Company repurchased 23,103 shares of common stock for an aggregate purchase price of $0.5 million (weighted average price of $19.99 per share). As of June 30, 2026, the Company had $688.1 million available under this common share repurchase program.

In addition to repurchases under the common share repurchase program, in June 2026, separate from the repurchase program described above, the Company repurchased 4.1 million shares of common stock for a total purchase price of $104.7 million (at a price of $25.38 per share) using a portion of the proceeds from the Exchangeable Senior Notes offering.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Dividends Declared

The following table provides a summary of the dividends declared per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common Shares	$0.26000	$0.25000	$0.52000	$0.50000
Class L Depositary Shares	$0.32031	$0.32031	$0.64062	$0.64062
Class M Depositary Shares	$0.32813	$0.32813	$0.65626	$0.65626
Class N Depositary Shares	$0.90625	$0.90625	$1.81250	$1.81250

16. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Proceeds deposited in escrow through sale of real estate interests	$7,992	$48,699
Capital expenditures accrual	$52,225	$45,193
Conversion of other financing receivable to cost method investment	$2,423	$-
Lease liabilities arising from obtaining operating right-of-use assets	$1,424	$7,377
Decrease in noncontrolling interests’ carrying amount, net (including redeemable)	$(3,221)	$(555)
Surrender of restricted common stock/units	$6,371	$11,646
Declaration of dividends/distributions paid in succeeding period	$6,364	$6,364

The following table provides a reconciliation of cash, cash equivalents and restricted cash recorded on the Company’s Condensed Consolidated Balance Sheets to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	As of June 30, 2026	As of December 31, 2025
Cash and cash equivalents	$699,242	$211,648
Restricted cash	1,141	1,146
Total cash, cash equivalents and restricted cash	$700,383	$212,794

17. Commitments and Contingencies

Letters of Credit

The Company has issued letters of credit in connection with the completion and repayment guarantees, primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At June 30, 2026, these letters of credit aggregated $49.3 million.

In addition, the Company provides a guaranty for the payment of any debt service shortfalls on the Sheridan Redevelopment Agency issued Series A bonds, which are tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. These tax increment revenue bonds have a balance of $31.1 million outstanding at June 30, 2026. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts the Company may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

Funding Commitments

The Company has investments with funding commitments of $30.0 million, of which $23.0 million has been funded as of June 30, 2026. In addition, the Company has mortgage and other financing receivables with undrawn loan advances of $60.4 million as of June 30, 2026.

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

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of June 30, 2026, there were $18.5 million in performance and surety bonds outstanding.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company taken as a whole as of June 30, 2026.

18. Accumulated Other Comprehensive Income/(Loss) (“AOCI”)

The following tables present the change in the components of AOCI for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Cash Flow Hedges for Interest Payments	Cash Flow Hedges for Interest Payments of Unconsolidated Investees	Total	Cash Flow Hedges for Interest Payments	Cash Flow Hedges for Interest Payments of Unconsolidated Investees	Total
Balance at beginning of period	$(3,142)	$957	$(2,185)	$(8,570)	$(222)	$(8,792)
Other comprehensive income before reclassifications	6,094	922	7,016	11,420	2,342	13,762
Amounts reclassed from AOCI	184	(225)	(41)	286	(466)	(180)
Net current-period other comprehensive income	6,278	697	6,975	11,706	1,876	13,582
Balance at end of period	$3,136	$1,654	$4,790	$3,136	$1,654	$4,790

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Cash Flow Hedges for Interest Payments	Cash Flow Hedges for Interest Payments of Unconsolidated Investees	Total	Cash Flow Hedges for Interest Payments	Cash Flow Hedges for Interest Payments of Unconsolidated Investees	Total
Balance at beginning of period	$(3,030)	$2,119	$(911)	$7,239	$3,799	$11,038
Other comprehensive loss before reclassifications	(4,148)	(966)	(5,114)	(13,135)	(2,280)	(15,415)
Amounts reclassified from AOCI	(1,292)	(473)	(1,765)	(2,574)	(839)	(3,413)
Net current-period other comprehensive loss	(5,440)	(1,439)	(6,879)	(15,709)	(3,119)	(18,828)
Balance at end of period	$(8,470)	$680	$(7,790)	$(8,470)	$680	$(7,790)

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

The following table presents accrual-based lease revenue and other property related income and operating expenses included in the Company's share of NOI for its consolidated and unconsolidated properties (“NOI at share”) the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$546,423	$520,930	$1,099,235	$1,052,216
Operating expenses
Rent	(4,082)	(4,242)	(8,229)	(8,426)
Real estate taxes	(71,232)	(66,559)	(144,074)	(136,470)
Operating and maintenance	(95,131)	(91,069)	(190,360)	(180,622)
Total operating expenses	(170,445)	(161,870)	(342,663)	(325,518)
NOI from unconsolidated real estate joint ventures	50,226	49,585	101,280	100,585
NOI at share	$426,204	$408,645	$857,852	$827,283

The following table presents the reconciliation of NOI at share to Net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NOI at share	$426,204	$408,645	$857,852	$827,283
Adjustments:
Management and other fee income	4,378	4,245	9,582	9,583
General and administrative	(29,949)	(32,447)	(67,136)	(66,839)
Impairment charges	(6,616)	(7,645)	(6,666)	(8,179)
Depreciation and amortization	(149,009)	(156,323)	(305,505)	(314,776)
Gain on sale of properties	1,362	38,922	17,069	39,809
Other (expense)/income, net	(1,630)	2,901	(3,249)	3,108
Mortgage and other financing income, net	11,444	12,062	23,919	23,331
Interest expense	(83,905)	(81,204)	(167,030)	(161,581)
(Provision)/benefit for income taxes, net	(4)	(366)	235	(830)
Equity in income of joint ventures, net	32,446	23,990	57,257	46,673
Equity in (loss)/income of other investments, net	(532)	1,747	5,262	2,448
NOI from unconsolidated real estate joint ventures	(50,226)	(49,585)	(101,280)	(100,585)
Net income	$153,963	$164,942	$320,310	$299,445

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Earnings Per Share/Unit

The following table sets forth the reconciliation of the Company’s earnings and the weighted-average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Computation of Basic and Diluted Earnings Per Share:
Net income available to the Company's common shareholders	$145,758	$155,430	$303,120	$280,564
Earnings attributable to participating securities	(587)	(622)	(1,206)	(1,227)
Net income available to the Company’s common shareholders for basic earnings per share	145,171	154,808	301,914	279,337
Distributions on convertible units	9	9	18	18
Net income available to the Company’s common shareholders for diluted earnings per share	$145,180	$154,817	$301,932	$279,355

Weighted average common shares outstanding – basic	671,216	674,613	671,519	675,837
Effect of dilutive securities (1):
Equity awards	652	369	664	317
Assumed conversion of convertible units	93	97	99	90
Weighted average common shares outstanding – diluted	671,961	675,079	672,282	676,244

Net income available to the Company's common shareholders:
Basic earnings per share	$0.22	$0.23	$0.45	$0.41
Diluted earnings per share	$0.22	$0.23	$0.45	$0.41

(1)
The effect of the assumed conversion of certain convertible units, preferred shares had an anti-dilutive effect upon the calculation of Net income available to the Company’s common shareholders per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations. Additionally, there were potentially issuable shares related to the Exchangeable Senior Notes that were not dilutive as of June 30, 2026.

The following table sets forth the reconciliation of Kimco OP’s earnings and the weighted-average number of units used in the calculation of basic and diluted earnings per unit (amounts presented in thousands, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Computation of Basic and Diluted Earnings Per Unit:
Net income available to Kimco OP’s common unitholders	$146,157	$155,777	$303,949	$281,122
Earnings attributable to participating securities	(763)	(705)	(1,523)	(1,336)
Net income available to Kimco OP’s common unitholders for basic earnings per unit	145,394	155,072	302,426	279,786
Distributions on convertible units	9	9	18	18
Net income available to Kimco OP’s common unitholders for diluted earnings per unit	$145,403	$155,081	$302,444	$279,804

Weighted average common units outstanding – basic	672,300	675,609	672,583	676,818
Effect of dilutive securities (1):
Unit awards	652	369	664	317
Assumed conversion of convertible units	93	97	99	90
Weighted average common units outstanding – diluted	673,045	676,075	673,346	677,225

Net income available to Kimco OP’s common unitholders:
Basic earnings per unit	$0.22	$0.23	$0.45	$0.41
Diluted earnings per unit	$0.22	$0.23	$0.45	$0.41

(1)
The effect of the assumed conversion of certain convertible units, preferred units had an anti-dilutive effect upon the calculation of Net income available to Kimco OP’s common unitholders per unit. Accordingly, the impact of such conversions has not been included in the determination

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

of diluted earnings per unit calculations. Additionally, there were potentially issuable units related to the Exchangeable Senior Notes that were not dilutive as of June 30, 2026.

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

Executive Overview

Kimco Realty Corporation and its subsidiaries (the “Parent Company”) operates as a Real Estate Investment Trust (“REIT”), of which substantially all of the Parent Company’s assets are held by, and substantially all of the Parent Company’s operations are conducted through, Kimco Realty OP, LLC (“Kimco OP”), either directly or through its subsidiaries, as the Parent Company’s operating company, and the Parent Company is the managing member of Kimco OP. Management operates the Parent Company and Kimco OP as one business. As of June 30, 2026, the Parent Company owned 99.74% of the outstanding limited liability company interests (the “OP Units”) in Kimco OP. The terms “Kimco,” “the Company,” and “our” each refer to the Parent Company and Kimco OP, collectively, unless the context indicates otherwise. In statements regarding qualification as a REIT, such terms refer solely to Kimco Realty Corporation.

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

The Company is a self-administered REIT and has owned and operated open-air shopping centers for over 65 years. The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of June 30, 2026, the Company had interests in 564 U.S. shopping center properties, aggregating 99.5 million square feet of gross leasable area (“GLA”), located in 29 states. In addition, the Company had 65 other property interests, primarily including net leased properties, preferred equity investments, and other investments, totaling 5.1 million square feet of GLA. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.

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

Results of Operations

Comparison of the three and six months ended June 30, 2026 and 2025

The following table presents the comparative results from the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2026, as compared to the corresponding periods in 2025 (in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Revenues
Revenues from rental properties, net	$546,423	$520,930	$25,493	$1,099,235	$1,052,216	$47,019
Management and other fee income	4,378	4,245	133	9,582	9,583	(1)
Operating expenses
Rent (1)	(4,082)	(4,242)	160	(8,229)	(8,426)	197
Real estate taxes	(71,232)	(66,559)	(4,673)	(144,074)	(136,470)	(7,604)
Operating and maintenance (2)	(95,131)	(91,069)	(4,062)	(190,360)	(180,622)	(9,738)
General and administrative (3)	(29,949)	(32,447)	2,498	(67,136)	(66,839)	(297)
Impairment charges	(6,616)	(7,645)	1,029	(6,666)	(8,179)	1,513
Depreciation and amortization	(149,009)	(156,323)	7,314	(305,505)	(314,776)	9,271
Gain on sale of properties	1,362	38,922	(37,560)	17,069	39,809	(22,740)
Other income/(expense)
Other (expense)/income, net	(1,630)	2,901	(4,531)	(3,249)	3,108	(6,357)
Mortgage and other financing income, net	11,444	12,062	(618)	23,919	23,331	588
Interest expense	(83,905)	(81,204)	(2,701)	(167,030)	(161,581)	(5,449)
(Provision)/benefit for income taxes, net	(4)	(366)	362	235	(830)	1,065
Equity in income of joint ventures, net	32,446	23,990	8,456	57,257	46,673	10,584
Equity in (loss)/income of other investments, net	(532)	1,747	(2,279)	5,262	2,448	2,814
Net income attributable to noncontrolling interests	(669)	(1,956)	1,287	(2,118)	(3,642)	1,524
Preferred dividends, net	(7,536)	(7,556)	20	(15,072)	(15,239)	167
Net income available to the Company's common shareholders	$145,758	$155,430	$(9,672)	$303,120	$280,564	$22,556
Net income available to the Company's common shareholders:
Diluted per common share	$0.22	$0.23	$(0.01)	$0.45	$0.41	$0.04

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

Net income available to the Company’s common shareholders was $145.8 million for the three months ended June 30, 2026, as compared to $155.4 million for the comparable period in 2025. On a diluted per common share basis, Net income available to the Company’s common shareholders for the three months ended June 30, 2026 was $0.22, as compared to $0.23 for the three months ended June 30, 2025.

Net income available to the Company’s common shareholders was $303.1 million for the six months ended June 30, 2026, as compared to $280.6 million for the comparable period in 2025. On a diluted per common share basis, Net income available to the Company’s common shareholders for the six months ended June 30, 2026 was $0.45 as compared to $0.41 for the comparable period in 2025.

The following describes the changes of certain line items included on the Company’s Condensed Consolidated Statements of Income that the Company believes changed significantly and affected Net income available to the Company’s common shareholders during the three and six months ended June 30, 2026, as compared to the corresponding periods in 2025.

Revenues from rental properties, net –

The increase in Revenues from rental properties, net of $25.5 million for the three months ended June 30, 2026, as compared to the corresponding period in 2025, is primarily from (i) a net increase in revenues from tenants of $20.6 million, primarily due to an increase in leasing activity and net growth in the current portfolio, (ii) an increase in net straight-line rental income of $3.1 million, (iii) an increase in revenues of $2.8 million due to properties acquired during 2025 and (iv) a net increase of $1.7 million due to changes in credit losses from tenants, partially offset by (v) a decrease in revenues of $1.6 million due to dispositions during 2026 and 2025 and (vi) a decrease in lease termination fee income of $1.1 million.

The increase in Revenues from rental properties, net of $47.0 million for the six months ended June 30, 2026, as compared to the corresponding period in 2025, is primarily from (i) a net increase in revenues from tenants of $35.4 million, primarily due to an increase in leasing activity and net growth in the current portfolio, (ii) an increase in amortization of above-market and below-market leases of $7.5 million primarily from vacated tenants, (iii) an increase in revenues of $6.1 million due to properties acquired during 2025, (iv) an increase in net straight-line rental income of $3.1 million and (v) a net increase of $1.6 million due to changes in credit losses from tenants, partially offset by (vi) a decrease in lease termination fee income of $3.6 million and (vii) a decrease in revenues of $3.1 million due to dispositions during 2026 and 2025.

Real estate taxes –

The increases in Real estate taxes of $4.7 million and $7.6 million for the three and six months ended June 30, 2026, as compared to the corresponding periods in 2025, are primarily due to (i) an overall increase in assessed values in the current portfolio and (ii) timing of real estate tax refunds.

Operating and maintenance –

The increase in Operating and maintenance expense of $4.1 million for the three months ended June 30, 2026, as compared to the corresponding period in 2025, is primarily due to (i) an increase in snow removal costs of $3.2 million and (ii) an overall increase in utility expenses of $2.0 million, partially offset by (iii) lower insurance expense of $1.1 million.

The increase in Operating and maintenance expense of $9.7 million for the six months ended June 30, 2026, as compared to the corresponding period in 2025, is primarily due to (i) an increase in snow removal costs of $4.3 million, (ii) an overall increase in utility expenses of $3.4 million, (iii) an increase in repairs and maintenance expense of $2.8 million and (iv) an overall increase in operating costs of $0.7 million, partially offset by (v) lower insurance expense of $1.5 million.

Impairment charges –

During the six months ended June 30, 2026, the Company recognized a $5.6 million impairment charge related to its investment in preferred stock following the investee’s bankruptcy restructuring filing. During the six months ended June 30, 2026 and 2025, the Company recognized impairment charges related to adjustments to property carrying values of $1.1 million and $8.2 million, respectively, for which the Company’s estimated fair values were primarily based upon signed contracts or letters of intent from third-party offers. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions. Certain of the calculations to determine fair values utilized unobservable inputs and, as such, were classified as Level 3 of the FASB’s fair value hierarchy.

Depreciation and amortization –

The decrease in Depreciation and amortization of $7.3 million for the three months ended June 30, 2026, as compared to the corresponding period in 2025, is primarily due to (i) a net decrease of $17.0 million due to fully depreciated assets and write-offs, primarily from demolition, vacated tenants and dispositions during 2026 and 2025, partially offset by (ii) an increase of $8.2 million due to depreciation commencing on certain redevelopment projects and tenant improvement projects that were placed into service during 2026 and 2025 and (iii) an increase of $1.5 million resulting from properties acquired during 2025.

The decrease in Depreciation and amortization of $9.3 million for the six months ended June 30, 2026, as compared to the corresponding period in 2025, is primarily due to (i) a net decrease of $27.4 million due to fully depreciated assets and write-offs, primarily from demolition, vacated tenants and dispositions during 2026 and 2025, partially offset by (ii) an increase of $16.2 million due to depreciation commencing on certain redevelopment projects and tenant improvement projects that were placed into service during 2026 and 2025 and (iii) an increase of $1.9 million resulting from properties acquired during 2025.

Gain on sale of properties –

During the six months ended June 30, 2026, the Company disposed of an operating property and three parcels, in separate transactions, for an aggregate sales price of $54.9 million, which resulted in aggregate gains of $17.1 million. During the six months ended June 30, 2025, the Company disposed of an operating property and two land parcels, in separate transactions, for an aggregate sales price of $51.9 million, which resulted in an aggregate gain of $39.8 million.

Other (expense)/income, net –

The change in Other (expense)/income, net of $4.5 million for the three months ended June 30, 2026, as compared to the corresponding period in 2025, is primarily due to (i) lower income of $2.8 million due to mark-to-market fluctuations of an embedded derivative liability and (ii) an increase in expense of $2.6 million from various settlements during 2026, partially offset by (iii) an increase in interest income of $1.6 million resulting from higher cash balances during 2026 as compared to 2025.

The change in Other (expense)/income, net of $6.4 million for the six months ended June 30, 2026, as compared to the corresponding period in 2025, is primarily due to (i) an increase in net expense of $3.9 million from various settlements during 2026 and 2025 and (ii) lower income of $2.5 million due to mark-to-market fluctuations of an embedded derivative liability, partially offset by (iii) $1.8 million in lower costs associated with potential transactions for which the Company is no longer pursuing.

Interest expense –

The increase in Interest expense of $5.4 million for the six months ended June 30, 2026, as compared to the corresponding period in 2025, is primarily due to (i) the issuance of unsecured notes and assumption of mortgage loans during 2026 and 2025, partially offset by (ii) the paydown of unsecured notes and repayment of mortgage loans during 2026 and 2025.

Equity in income of joint ventures, net –

The increase in Equity in income of joint ventures, net of $8.5 million for the three months ended June 30, 2026, as compared to the corresponding period in 2025, is primarily due to (i) the recognition of a $9.9 million gain on sale of property within a joint venture investment during 2026 and (ii) higher equity in income of $3.3 million primarily due to lower depreciation and amortization expense, partially offset by (iii) lower equity in income of $4.7 million primarily due to the restructuring of a joint venture in 2025.

The increase in Equity in income of joint ventures, net of $10.6 million for the six months ended June 30, 2026, as compared to the corresponding period in 2025, is primarily due to (i) higher gains of $9.2 million recognized on sale of an operating property within a joint venture investment during 2026 compared to 2025 and (ii) higher equity in income of $6.1 million primarily due to lower depreciation and amortization expense, partially offset by (iii) lower equity in income of $4.7 million primarily due to the restructuring of a joint venture in 2025.

Tenant Concentration

The Company reduces its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of June 30, 2026, the Company had interests in 564 U.S. shopping center properties, aggregating 99.5 million square feet of GLA, located in 29 states. At June 30, 2026, the Company’s five largest tenants were The TJX Companies, Ross Stores, Burlington Stores, Inc., Amazon/Whole Foods and Albertsons Companies, Inc., which represented 3.7%, 2.0%, 1.8%, 1.8% and 1.7%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, unsecured term loans, mortgages and construction loan financing, and immediate access to the Company’s unsecured revolving credit facility (“Credit Facility”) with bank commitments of $2.0 billion, which can be increased to $2.75 billion through an accordion feature. During January 2026, the Company established a commercial paper program to issue unsecured, unsubordinated notes up to a maximum of $750.0 million (the “Commercial Paper Program”). The Commercial Paper Program is backstopped by the Company’s commitment to maintain available borrowing capacity under its Credit Facility in an amount equal to actual borrowings under the program. As of June 30, 2026, the Commercial Paper Program had no outstanding balance.

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

The Company’s cash flow activities are summarized as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash, cash equivalents and restricted cash, beginning of the period	$212,794	$689,731
Net cash flow provided by operating activities	588,307	529,216
Net cash flow used for investing activities	(126,876)	(233,135)
Net cash flow provided by/(used for) financing activities	26,158	(757,986)
Net change in cash, cash equivalents and restricted cash	487,589	(461,905)
Cash, cash equivalents and restricted cash, end of the period	$700,383	$227,826

Operating Activities

Net cash flow provided by operating activities for the six months ended June 30, 2026 was $588.3 million, as compared to $529.2 million for the comparable period in 2025. The increase of $59.1 million is primarily attributable to:

•
additional operating cash flow generated by operating properties acquired during 2025;
•
new leasing, expansion and re-tenanting of core portfolio properties;
•
an increase in distributions from the Company’s joint ventures programs and other investments; and
•
net changes in assets and liabilities due to timing of receipts and payments; partially offset by
•
the disposition of operating properties during 2026 and 2025.

Investing Activities

Net cash flow used for investing activities was $126.9 million for the six months ended June 30, 2026, as compared to $233.1 million for the comparable period in 2025.

Investing activities during the six months ended June 30, 2026 primarily consisted of:

Cash inflows:

•
$50.0 million from the collection of mortgage and other financing receivables;
•
$43.9 million in proceeds from sale of an operating property and three land parcels; and
•
$39.2 million in distributions from real estate joint ventures and other investments in excess of equity in earnings.

Cash outflows:

•
$173.6 million for improvements to operating real estate, primarily related to re-tenanting, tenant improvements and redevelopment projects;
•
$80.7 million for investment in mortgage and other financing receivables related to new mortgage and other financing receivables; and
•
$4.8 million for investments in and advances to real estate joint ventures and other investments.

Investing activities during the six months ended June 30, 2025 primarily consisted of:

Cash inflows:

•
$50.1 million from the collection of mortgage and other financing receivables; and
•
$15.4 million in distributions from real estate joint ventures and other investments in excess of equity in earnings.

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

Acquisition of Operating Real Estate –

The Company anticipates spending up to approximately $300.0 million to $500.0 million towards the acquisition of, or the purchase of additional interests in, operating properties for the remainder of 2026. The Company intends to fund these potential acquisitions with net cash flow provided by operating activities, cash on hand, proceeds from property dispositions, and/or availability under its Credit Facility and Commercial Paper Program. During the six months ended June 30, 2025, the Company expended $106.2 million for the acquisition of operating real estate properties.

Improvements to Operating Real Estate –

During the six months ended June 30, 2026 and 2025, the Company expended the following amounts for improvements to operating real estate (in thousands):

	Six Months Ended June 30,
	2026	2025
Redevelopment and renovations	$109,669	$60,073
Tenant improvements and tenant allowances	63,956	78,137
Total improvements	$173,625	$138,210

The Company, on a selective basis, will redevelop projects or re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio, including residential and mixed use components, which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts for the remainder of 2026 will be approximately $125.0 million to $175.0 million. The funding of these capital requirements will be from net cash flow provided by operating activities, cash on hand, proceeds from property dispositions, and/or availability under the Company’s Credit Facility and Commercial Paper Program.

Financing Activities

Net cash flow provided by financing activities was $26.2 million for the six months ended June 30, 2026, as compared to net cash flows used for financing activities of $758.0 million for the comparable period in 2025.

Financing activities during the six months ended June 30, 2026 primarily consisted of:

Cash inflows:

•
$600.0 million in proceeds from exchangeable senior notes; and
•
$17.4 million in proceeds from mortgage loan financing.

Cash outflows:

•
$365.8 million of dividends paid;
•
$105.2 million for repurchase of common stock;
•
$53.2 million in principal payments on debt (related to the repayment of debt on two encumbered properties), including normal amortization on rental property debt;
•
$43.2 million for distribution and redemption of noncontrolling interests;
•
$18.8 million in financing origination costs; and
•
$6.4 million in shares repurchased for employee tax withholding on equity awards.

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

The Company continually evaluates its debt maturities and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. As of June 30, 2026, the Company had consolidated floating rate debt totaling $17.2 million. The Company continues to pursue borrowing opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks.

Debt maturities for 2026 consist of $773.4 million of consolidated debt and $77.7 million of unconsolidated joint venture debt, assuming the utilization of extension options where available. The 2026 remaining consolidated debt maturities are anticipated to be repaid with net cash flow provided by operating activities, cash on hand, borrowings under its Credit Facility and Commercial Paper Program and/or debt refinancing, as deemed appropriate. The 2026 debt maturities on properties in the Company’s unconsolidated joint ventures are anticipated to be repaid through net cash flow provided by operating activities, debt refinancing, proceeds from sales, and/or partner capital contributions, as deemed appropriate.

The Company intends to maintain strong debt service coverage and fixed charge coverage ratios as part of its commitment to maintain its unsecured debt ratings. The Company may, from time to time, seek to obtain funds through additional common and preferred equity offerings, unsecured debt financings and/or mortgage/construction loan financings and other capital alternatives.

The Company utilizes the public debt and equity markets as its principal source of capital for its expansion needs through offerings of its public unsecured debt and equity. Proceeds from public capital market activities have been used for the purposes of, among other things, repaying indebtedness, acquiring interests in open-air, grocery-anchored shopping centers and mixed use assets, expanding and improving properties in the portfolio and other investments.

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

During February 2025, the Company filed a registration statement on Form S-8 for the Kimco Realty Corporation 2025 Equity Participation Plan (the “2025 Plan”), which was approved by the Company’s stockholders on April 29, 2025 and is a successor to the Kimco Realty Corporation 2020 Equity Participation Plan. The 2025 Plan provides for a maximum of 17.5 million shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments, deferred stock awards and long-term incentive plan units. At June 30, 2026, the Company had 16.2 million shares of common stock available for issuance under the 2025 Plan.

Preferred Stock –

The Company’s Board of Directors authorized the repurchase of up to 891,000 depositary shares of Class L Preferred Stock, 1,047,000 depositary shares of Class M Preferred Stock, and 185,000 depositary shares of Class N Preferred Stock, representing an aggregate of up to 2,123 shares of the Company’s preferred stock, par value $1.00 per share. During January 2026, the Company’s Board of Directors amended this authorization to be perpetual so it does not expire. During the six months ended June 30, 2026, the Company did not repurchase any shares of preferred stock.

Common Stock –

During November 2025, the Company established an at-the-market continuous offering program (the “ATM Program”) pursuant to which the Company may offer and sell, from time-to-time, shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $750.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time, in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. In addition, the Company may from time to time enter into separate forward sale agreements with one or more banks. This program does not expire. The Company did not issue any shares under the ATM Program during the six months ended June 30, 2026. As of June 30, 2026, the Company had $750.0 million available under this ATM Program.

During November 2025, the Company established a common share repurchase program. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $750.0 million. This program does not expire. During the six months ended June 30, 2026, the Company repurchased 23,103 shares of common stock for an aggregate purchase price of $0.5 million (weighted average price of $19.99 per share). As of June 30, 2026, the Company had $688.1 million available under this common share repurchase program.

In addition to repurchases under the common share repurchase program, in June 2026, separate from the repurchase program described above, the Company repurchased 4.1 million shares of common stock for a total purchase price of $104.7 million (at a price of $25.38 per share) using a portion of the proceeds from the Exchangeable Senior Notes offering.

Senior Notes –

The Company’s supplemental indenture governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of June 30, 2026
Consolidated Indebtedness to Total Assets	< 60%	38%
Consolidated Secured Indebtedness to Total Assets	< 40%	2%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	> 1.50x	4.6x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	> 1.50x	2.4x

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

Credit Facility –

In February 2026, the Company closed on a new $2.0 billion Credit Facility with a group of banks. The Credit Facility is scheduled to expire in March 2030 with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2031. The Credit Facility can be increased to $2.75 billion through an accordion feature. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Credit Facility accrues interest at a rate of Term SOFR, as defined in the terms of the Credit Facility, plus an applicable spread determined by the Company’s credit ratings. The interest rate can be further adjusted upward or downward based on the sustainability metric targets and the Company’s credit rating, as defined in the agreement. As of June 30, 2026, the interest rate on the Credit Facility is Term SOFR plus 63.5 basis points (4.27% as of June 30, 2026) after reductions for sustainability metrics achieved and the Company’s current credit rating. Pursuant to the terms of the Credit Facility, the Company is subject to certain covenants. As of June 30, 2026, the Credit Facility had no outstanding balance and no appropriations for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of June 30, 2026
Total Indebtedness to Gross Asset Value (“GAV”)	< 60%	36%
Total Priority Indebtedness to GAV	< 35%	2%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	> 1.75x	4.5x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	> 1.50x	4.2x

Exchangeable Senior Notes –

In June 2026, the Company issued $600.0 million in exchangeable senior notes (the “Exchangeable Senior Notes”), including $75.0 million of option notes issued pursuant to an option granted to the initial purchasers, which was exercised in full. The Exchangeable Senior Notes are schedule to mature in June 2031 and bear interest at a rate of 3.50% per annum. Before March 17, 2031, noteholders will have the right to exchange their notes only upon the occurrence of certain events. On and after March 17, 2031, noteholders may exchange their notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle exchanges in cash and, if applicable, shares of the Company’s common stock. The initial exchange rate is 30.9028 shares of the Company's common stock per $1,000 principal amount of Exchangeable Senior Notes, which represents an initial exchange price of approximately $32.36 per share of the Company’s common stock. The Exchangeable Senior Notes will be exchangeable for cash up to the aggregate principal amount of the Exchangeable Senior Notes to be exchanged and, in respect of the remainder of the exchange obligation, if any, in excess thereof, cash, common shares or a combination thereof, at the election of the Company.

The Exchangeable Senior Notes will be redeemable, in whole or in part, for cash at the Company’s option at any time, and from time to time, on or after June 20, 2029 and on or before the 25th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the exchange price for a specified period of time and certain other conditions are satisfied. In addition, the Exchangeable Senior Notes will be redeemable, in whole or in part (subject to certain limitations), at the Company’s option at any time to the extent necessary to preserve the Company’s status as a real estate investment trust for U.S. federal income tax purposes, so long as certain conditions are satisfied. The redemption price will be equal to the principal amount of the Exchangeable Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

The Company used a portion of the proceeds from the offering to repurchase 4.1 million shares of its commons stock for a total purchase price of $104.7 million (at a price of $25.38 per share). The Company intends to use the remainder of the net proceeds, general corporate purposes, including, but not limited to, the redemption or repayment of indebtedness and funding for suitable acquisition, investment and redevelopment opportunities.

Term Loans –

The Company has $310.0 million of unsecured term loans ( the “Term Loans”) with a group of banks, which were scheduled to expire between November 2026 to February 2028. In March 2026, the Company amended the Term Loans to add two one-year options to extend the maturity dates, at the Company’s discretion, to November 2028 through February 2030. The Term Loans accrue interest at the rate of Adjusted Term SOFR plus an applicable spread determined by the Company’s credit rating and sustainability metric targets, as described in the agreement. As of June 30, 2026, the interest rates on the Term Loans are Adjusted Term SOFR plus 71.0 basis points after reductions for sustainability metrics achieved and the Company’s current credit rating. As of June 30, 2026, the Company had 20 swap rate agreements with various lenders swapping the interest rates on the Term Loans to all-in fixed rates ranging from 4.38% to 4.58%.

The Company has a $550.0 million unsecured term loan credit facility (the “Term Loan Credit Facility”) with a group of banks, which is scheduled to mature in January 2027 with two one-year options to extend to January 2029. The Term Loan Credit Facility, as amended, accrues interest at a rate of Adjusted Term SOFR plus an applicable spread determined by the Company’s credit rating, as described in the agreement. As of June 30, 2026, the interest rate on the Term Loan Credit Facility is Adjusted Term SOFR plus 75.0 basis points based on the Company’s current credit rating. As of June 30, 2026, the Company had six swap rate agreements with various lenders swapping the overall interest rate on the $550.0 million Term Loan Credit Facility to an all-in fixed rate of 4.46%.

Mortgages Payable –

During the six months ended June 30, 2026, the Company (i) repaid $31.0 million of mortgage debt that encumbered an operating property and (ii) refinanced a mortgage loan on a consolidated joint venture operating property by obtaining a $23.0 million mortgage loan, of which $17.4 million has been funded and was used to repay the $16.1 million outstanding on the prior mortgage loan.

In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties to partially fund the capital needs of its real estate redevelopment and re-tenanting projects. As of June 30, 2026, the Company had over 525 unencumbered property interests in its portfolio.

Letters of Credit –

The Company has issued letters of credit in connection with the completion and repayment guarantees, primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At June 30, 2026, these letters of credit aggregated $49.3 million.

In addition, the Company provides a guaranty for the payment of any debt service shortfalls on the Sheridan Redevelopment Agency issued Series A bonds, which are tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. These tax increment revenue bonds have a balance of $31.1 million outstanding at June 30, 2026. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts the Company may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

Funding Commitments –

The Company has investments with funding commitments of $30.0 million, of which $23.0 million has been funded as of June 30, 2026. In addition, the Company has mortgage and other financing receivables with undrawn loan advances of $60.4 million as of June 30, 2026.

Other –

The Parent Company guarantees the unsecured debt instruments of Kimco OP, including the Credit Facility. These guarantees by the Parent Company are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of such unsecured debt instruments.

In connection with the construction of its development/redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of June 30, 2026, the Company had $18.5 million in performance and surety bonds outstanding.

Dividends –

In connection with its intention to continue to qualify as a REIT for U.S. federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as it monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals. Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a dividend payout ratio which reserves such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate. Cash dividends paid for common and preferred stock for the six months ended June 30, 2026 and 2025 were $365.8 million and $354.3 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. The Company’s objective is to establish a dividend level that maintains compliance with the Company’s REIT taxable income distribution requirements. On April 28, 2026, the Company’s Board of Directors declared a quarterly dividend with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L, M and N), which were paid on July 15, 2026, to shareholders of record on July 1, 2026. Additionally, on April 28, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per common share, which was paid on June 18, 2026 to shareholders of record on June 5, 2026.

On July 28, 2026, the Company’s Board of Directors declared quarterly dividends with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L, M and N), which are scheduled to be paid on October 15, 2026, to shareholders of record on October 1, 2026. Additionally, the Company’s Board of Directors declared a quarterly cash dividend of $0.28 per common share, representing a 7.7% increase from the prior quarterly dividend of $0.26, payable on September 17, 2026 to shareholders of record on September 4, 2026.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income available to the Company’s common shareholders	$145,758	$155,430	$303,120	$280,564
Gain on sale of properties	(1,362)	(38,922)	(17,069)	(39,809)
Gain on sale of joint venture properties	(9,937)	-	(9,937)	(784)
Depreciation and amortization - real estate related	148,013	155,145	303,501	312,377
Depreciation and amortization - real estate joint ventures	20,103	22,510	39,965	43,865
Impairment charges (including real estate joint ventures)	6,616	7,645	6,666	8,179
Profit participation from other investments, net	809	(630)	(4,255)	(846)
(Gain)/loss on marketable securities/derivative, net	(5)	(2,773)	24	(2,448)
Provision/(benefit) for income taxes, net (1)	1	(218)	8	(138)
Noncontrolling interests (1)	(828)	(632)	(1,605)	(1,509)
FFO available to the Company’s common shareholders	$309,168	$297,555	$620,418	$599,451
Weighted average shares outstanding for FFO calculations:
Basic	671,216	674,613	671,519	675,837
Units	3,798	3,319	3,779	3,317
Convertible preferred shares	3,185	3,186	3,185	3,234
Dilutive effect of equity awards	652	369	664	317
Diluted (2)	678,851	681,487	679,147	682,705
FFO per common share – basic	$0.46	$0.44	$0.92	$0.89
FFO per common share – diluted (2)	$0.46	$0.44	$0.92	$0.88

(1)
Related to gains, impairments, depreciation on properties and gains/(losses) on sales of marketable securities and derivatives, where applicable.
(2)
Reflects the potential impact of convertible preferred shares and certain units if converted to common stock at the beginning of the period. FFO available to the Company’s common shareholders would be increased by $2,297 and $2,075 for the three months ended June 30, 2026 and 2025, respectively. FFO available to the Company’s common shareholders would be increased by $4,556 and $4,158 for the six months ended June 30, 2026 and 2025, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of FFO available to the Company’s common shareholders per share. Accordingly, the impact of such conversion has not been included in the determination of diluted FFO per share calculations. Additionally, there were potentially issuable shares related to the Exchangeable Senior Notes that were not dilutive as of June 30, 2026.

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

The following is a reconciliation of Net income available to the Company’s common shareholders to Same property NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income available to the Company’s common shareholders	$145,758	$155,430	$303,120	$280,564
Adjustments:
Management and other fee income	(4,378)	(4,245)	(9,582)	(9,583)
General and administrative	29,949	32,447	67,136	66,839
Impairment charges	6,616	7,645	6,666	8,179
Depreciation and amortization	149,009	156,323	305,505	314,776
Gain on sale of properties	(1,362)	(38,922)	(17,069)	(39,809)
Other expense/(income), net	1,630	(2,901)	3,249	(3,108)
Mortgage and other financing income, net	(11,444)	(12,062)	(23,919)	(23,331)
Interest expense	83,905	81,204	167,030	161,581
Provision/(benefit) for income taxes, net	4	366	(235)	830
Equity in loss/(income) of other investments, net	532	(1,747)	(5,262)	(2,448)
Net income attributable to noncontrolling interests	669	1,956	2,118	3,642
Preferred dividends, net	7,536	7,556	15,072	15,239
Non same property net operating income	(23,044)	(19,057)	(53,555)	(43,038)
Non-operational expense from joint ventures, net	17,780	25,596	44,023	53,912
Same property NOI	$403,160	$389,589	$804,297	$784,245

Same property NOI increased by $13.6 million, or 3.5%, for the three months ended June 30, 2026, as compared to the corresponding period in 2025. This increase is primarily the result of (i) an increase of $10.1 million in minimum rent, primarily related to strong leasing activity, (ii) an increase in net recovery income of $2.0 million and (iii) a decrease in credit losses of $2.0 million, partially offset by (iv) an increase in non-recoverable expenses of $1.1 million.

Same property NOI increased by $20.1 million, or 2.6%, for the six months ended June 30, 2026, as compared to the corresponding period in 2025. This increase is primarily the result of (i) an increase of $18.6 million in minimum rent, primarily related to strong leasing activity and (ii) a decrease in credit losses of $2.6 million, partially offset by (iii) an increase in non-recoverable expenses of $1.9 million.

Leasing Activity

During the six months ended June 30, 2026, the Company executed 826 leases totaling 6.2 million square feet in the Company’s consolidated operating portfolio, comprised of 253 new leases and 573 renewals and options. The leasing costs associated with these new leases are estimated to aggregate $58.6 million, or $48.78 per square foot. These costs include $43.5 million of tenant improvements and $15.1 million of external leasing commissions. The average rent per square foot for (i) new leases was $28.49 and (ii) renewals and options was $19.04.

Tenant Lease Expirations

At June 30, 2026, the Company has a total of 9,401 leases in its consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the total annualized base rent expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands, except for number of leases data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annualized Base Rent Expiring	% of Gross Annual Rent
(1)	138	595	$13,197	0.9%
2026	330	1,891	$36,338	2.3%
2027	1,247	7,969	$164,955	10.6%
2028	1,445	11,174	$224,718	14.5%
2029	1,320	9,825	$200,625	12.9%
2030	1,186	8,792	$192,217	12.4%
2031	1,111	8,757	$176,802	11.4%
2032	600	5,633	$99,975	6.4%
2033	489	3,762	$75,791	4.9%
2034	434	3,450	$77,770	5.0%
2035	386	3,406	$72,531	4.7%
2036	379	3,693	$77,065	5.0%

(1)
Leases currently under month-to-month lease or in process of renewal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure is interest rate risk. The Company periodically evaluates its exposure to short-term interest rates and will, from time-to-time, enter into interest rate protection agreements, which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt. As of June 30, 2026, the Company had 26 interest rate swaps with notional amounts aggregating to $860.0 million. The interest rate swap agreements are designated as cash flow hedges and are held by the Company to reduce the impact of changes in interest rates on variable rate debt. The hedged debt is reflected as fixed rate unsecured debt in the table below. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.

The following table presents the carrying value of the Company’s aggregate fixed rate and variable rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of June 30, 2026, with corresponding weighted-average interest rates sorted by maturity date. In addition, the following table presents the fair value of the Company’s debt obligations outstanding, excluding fair market value adjustments and unamortized deferred financing costs. The table does not include extension options where available (amounts in millions).

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$-	$32.3	$122.7	$248.2	$-	$11.2	$414.4	$398.8
Average Interest Rate	-	4.01%	4.44%	4.51%	-	3.33%	4.41%

Variable Rate	$-	$-	$-	$17.2	$-	$-	$17.2	$17.0
Average Interest Rate	-	-	-	4.81%	-	-	4.81%

Unsecured Debt
Fixed Rate	$823.4	$1,134.2	$518.6	$-	$497.3	$5,334.5	$8,308.0	$7,968.2
Average Interest Rate	3.15%	4.30%	2.51%	-	2.70%	4.23%	3.93%

Based on the Company’s variable-rate debt balances, interest expense would have increased by $0.1 million for the six months ended June 30, 2026 if short-term interest rates were 1.0% higher.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During January 2024, the Company’s Board of Directors authorized the repurchase of up to 891,000 depositary shares of Class L Preferred Stock, 1,047,000 depositary shares of Class M Preferred Stock, and 185,000 depositary shares of Class N Preferred Stock. During January 2026, the Company’s Board of Directors amended this authorization to be perpetual so it does not expire. The Company did not repurchase any Class L, Class M or Class N depositary shares during the three months ended June 30, 2026.

During November 2025, the Company established a common share repurchase program. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $750.0 million. This program does not expire. During the six months ended June 30, 2026, the Company repurchased 23,103 shares of common stock for an aggregate purchase price of $0.5 million (weighted average price of $19.99 per share). As of June 30, 2026, the Company had $688.1 million available under this common share repurchase program.

In addition to purchases under the common share repurchase program, in June 2026, separate from the repurchase program described above, the Company repurchased 4.1 million shares of common stock for a total purchase price of $104.7 million (at a price of $25.38 per share) using a portion of the proceeds from the Exchangeable Senior Notes offering.

During the six months ended June 30, 2026, the Company repurchased 285,277 shares of the Company’s common stock for an aggregate purchase price of $6.4 million (weighted average price of $22.33 per share) in connection with shares of common stock surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with equity-based compensation plans.

The following table presents information regarding the shares of common stock repurchased by the Company during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2026 - April 30, 2026	9,254	$23.32	-	$688.1
May 1, 2026 - May 31, 2026	3,365	23.64	-	$688.1
June 1, 2026 - June 30, 2026	4,127,256	25.38	-	$688.1
Total	4,139,875	$25.37	-

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Plan Elections

During the three months ended June 30, 2026, no director or officer (as defined in § 240.16a–1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

4.1

Indenture, dated as of June 15, 2026, among Kimco Realty OP, LLC, the guarantor named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s and Kimco OP’s Current Report on Form 8-K filed on June 15, 2026).

4.2

Registration Rights Agreement, dated as of June 15, 2026, among Kimco Realty OP, LLC, the guarantor named therein and the initial purchasers named therein (incorporated by reference to Exhibit 4.3 to the Company’s and Kimco OP’s Current Report on Form 8-K filed on June 15, 2026).

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

KIMCO REALTY CORPORATION

August 4, 2026	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

August 4, 2026	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMCO REALTY OP, LLC BY: KIMCO REALTY CORPORATION, managing member

August 4, 2026	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

August 4, 2026	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer