Form 10-Q
period 2026-09-30
KIMCO REALTY CORP; Kimco Realty OP, LLC
filed 2026-10-29
CIK 879101, 1959472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 21, 2026, Kimco Realty Corporation had 664,489,869 shares of common stock outstanding.

KIMCO REALTY CORPORATION

KIMCO REALTY OP, LLC

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2026, of Kimco Realty Corporation (the “Parent Company”) and Kimco Realty OP, LLC (“Kimco OP”). Unless stated otherwise or the context requires, references to “Kimco Realty Corporation” or the “Parent Company” mean Kimco Realty Corporation and its subsidiaries, and references to “Kimco Realty OP, LLC” or “Kimco OP” mean Kimco Realty OP, LLC and its subsidiaries. The terms the “Company,” “we,” “our” or “us” refer to the Parent Company and its business and operations conducted through its directly or indirectly owned subsidiaries, including Kimco OP; and in statements regarding qualification as a Real Estate Investment Trust (“REIT”) for U.S. federal income tax purposes, such terms refer solely to the Parent Company. References to “shares” and “shareholders” refer to the shares and shareholders of the Parent Company and not the limited liability company interests of Kimco OP.

The Parent Company is a REIT and is the managing member of Kimco OP. As of September 30, 2026, the Parent Company owned 99.74% of the outstanding limited liability company interests (the “OP Units”) in Kimco OP. Noncontrolling OP Unit interests are owned by third parties and certain officers and directors of the Company.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share information)

	September 30, 2026	December 31, 2025
Assets:
Real estate, net of accumulated depreciation and amortization of $5,016,765 and $4,849,564, respectively	$16,603,721	$16,769,292
Investments in and advances to real estate joint ventures	1,248,541	1,454,051
Other investments	153,199	99,936
Cash, cash equivalents and restricted cash	544,916	212,794
Mortgage and other financing receivables, net	339,417	383,935
Accounts and other receivables, net	373,935	368,964
Operating lease right-of-use assets, net	124,444	127,596
Other assets	332,024	271,682
Total assets (1)	$19,720,197	$19,688,250

Liabilities:
Notes payable, net	$8,043,092	$7,718,730
Mortgages payable, net	428,929	467,203
Accounts payable and accrued expenses	330,546	291,537
Intangible liabilities, net	315,300	334,527
Operating lease liabilities	118,006	120,078
Other liabilities	165,284	188,297
Total liabilities (1)	9,401,157	9,120,372
Redeemable noncontrolling interests	-	24,506

Commitments and Contingencies (Footnote 17)

Stockholders' equity:
Preferred stock, $1.00 par value, authorized 7,054,000 shares; Issued and outstanding (in series) 18,715 and 20,748 shares, respectively; Aggregate liquidation preference $483,519 and $553,196, respectively	19	21
Common stock, $.01 par value, authorized 1,500,000,000 shares; Issued and outstanding 664,490,367 and 674,093,047 shares, respectively	6,645	6,741
Paid-in capital	10,626,500	10,922,596
Cumulative distributions in excess of net income	(490,651)	(528,730)
Accumulated other comprehensive income/(loss)	15,028	(8,792)
Total stockholders' equity	10,157,541	10,391,836
Noncontrolling interests	161,499	151,536
Total equity	10,319,040	10,543,372
Total liabilities and equity	$19,720,197	$19,688,250

(1)
Total assets include restricted assets of consolidated variable interest entities (“VIEs”) at September 30, 2026 and December 31, 2025 of $50,436 and $358,236, respectively. Total liabilities include non-recourse liabilities of consolidated VIEs at September 30, 2026 and December 31, 2025 of $68,225 and $153,044, respectively. See Footnote 12 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Revenues from rental properties, net	$539,725	$531,113	$1,638,960	$1,583,329
Management and other fee income	6,422	4,748	16,004	14,331
Total revenues	546,147	535,861	1,654,964	1,597,660

Operating expenses
Rent	(4,226)	(4,164)	(12,455)	(12,590)
Real estate taxes	(68,015)	(67,384)	(212,089)	(203,854)
Operating and maintenance	(89,416)	(92,434)	(279,776)	(273,056)
General and administrative	(29,959)	(29,646)	(97,095)	(96,485)
Impairment charges	(7,984)	(440)	(14,650)	(8,619)
Depreciation and amortization	(155,945)	(158,269)	(461,450)	(473,045)
Total operating expenses	(355,545)	(352,337)	(1,077,515)	(1,067,649)

Gain on sale of properties	89,382	3,705	106,451	43,514

Operating income	279,984	187,229	683,900	573,525

Other income/(expense)
Other income/(expense), net	3,186	(2,319)	(63)	789
Mortgage and other financing income, net	12,630	12,375	36,549	35,706
Interest expense	(87,721)	(84,261)	(254,751)	(245,842)

Income before income taxes, net, equity in income of joint ventures, net, and equity in income/(loss) of other investments, net	208,079	113,024	465,635	364,178

(Provision)/benefit for income taxes, net	(149)	875	86	45
Equity in income of joint ventures, net	73,909	26,967	131,166	73,640
Equity in income/(loss) of other investments, net	229	(811)	5,491	1,637

Net income	282,068	140,055	602,378	439,500

Net income attributable to noncontrolling interests	(2,994)	(2,280)	(5,112)	(5,922)

Net income attributable to the Company	279,074	137,775	597,266	433,578

Preferred dividends, net	(6,609)	(7,536)	(21,681)	(22,775)

Net income available to the Company's common shareholders	$272,465	$130,239	$575,585	$410,803

Per common share:
Net income available to the Company's common shareholders:
-Basic	$0.41	$0.19	$0.86	$0.61
-Diluted	$0.41	$0.19	$0.85	$0.60

Weighted average shares:
-Basic	666,460	674,639	669,814	675,433
-Diluted	669,193	675,423	673,989	676,286

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$282,068	$140,055	$602,378	$439,500
Other comprehensive income/(loss)
Change in fair value of cash flow hedges for interest payments	9,730	(540)	21,436	(16,249)
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	508	(514)	2,384	(3,633)
Other comprehensive income/(loss)	10,238	(1,054)	23,820	(19,882)

Comprehensive income	292,306	139,001	626,198	419,618

Comprehensive income attributable to noncontrolling interests	(2,994)	(2,280)	(5,112)	(5,922)

Comprehensive income attributable to the Company	$289,312	$136,721	$621,086	$413,696

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

(in thousands)

						Cumulative	Accumulated
						Distributions	Other	Total
	Preferred Stock		Common Stock		Paid-in	in Excess of	Comprehensive	Stockholders'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Capital	Net Income	(Loss)/Income	Equity	Interests	Equity
Balance at July 1, 2025	21	$21	677,205	$6,772	$10,979,077	$(457,405)	$(7,790)	$10,520,675	$150,735	$10,671,410
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	125	125
Net income	-	-	-	-	-	137,775	-	137,775	2,280	140,055
Other comprehensive loss:
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	(540)	(540)	-	(540)
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	(514)	(514)	-	(514)
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(780)	(780)
Dividends declared to preferred shares	-	-	-	-	-	(7,536)	-	(7,536)	-	(7,536)
Dividends declared to common shares	-	-	-	-	-	(169,300)	-	(169,300)	-	(169,300)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,388)	(1,388)
Surrender of restricted common stock	-	-	(9)	-	(41)	-	-	(41)	-	(41)
Amortization of equity awards	-	-	-	-	5,904	-	-	5,904	1,039	6,943
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	-	(215)	-	-	(215)	-	(215)
Balance at September 30, 2025	21	$21	677,196	$6,772	$10,984,725	$(496,466)	$(8,844)	$10,486,208	$152,011	$10,638,219

Balance at July 1, 2026	21	$21	670,246	$6,702	$10,830,383	$(576,295)	$4,790	$10,265,601	$157,440	$10,423,041
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	2,576	2,576
Net income	-	-	-	-	-	279,074	-	279,074	2,994	282,068
Other comprehensive income:
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	9,730	9,730	-	9,730
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	508	508	-	508
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	-	-
Dividends declared to preferred shares	-	-	-	-	-	(6,609)	-	(6,609)	-	(6,609)
Dividends declared to common shares	-	-	-	-	-	(186,821)	-	(186,821)	-	(186,821)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,408)	(1,408)
Issuance of equity awards	-	-	4	1	-	-	-	1	-	1
Issuance of common stock	-	-	549	5	13,770	-	-	13,775	-	13,775
Repurchase of preferred stock	(2)	(2)	-	-	(73,941)	-	-	(73,943)	-	(73,943)
Repurchase of common stock	-	-	(6,299)	(63)	(149,935)	-	-	(149,998)	-	(149,998)
Surrender of restricted common stock	-	-	(10)	-	(23)	-	-	(23)	-	(23)
Amortization of equity awards	-	-	-	-	6,246	-	-	6,246	2,516	8,762
Redemption/conversion of noncontrolling interests	-	-	-	-	-	-	-	-	(2,619)	(2,619)
Balance at September 30, 2026	19	$19	664,490	$6,645	$10,626,500	$(490,651)	$15,028	$10,157,541	$161,499	$10,319,040

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(unaudited)

(in thousands)

						Cumulative	Accumulated
						Distributions	Other	Total
	Preferred Stock		Common Stock		Paid-in	in Excess of	Comprehensive	Stockholders'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Capital	Net Income	Income/(Loss)	Equity	Interests	Equity
Balance at January 1, 2025	21	$21	679,494	$6,795	$11,033,485	$(398,792)	$11,038	$10,652,547	$145,365	$10,797,912
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	125	125
Net income	-	-	-	-	-	433,578	-	433,578	5,922	439,500
Other comprehensive loss:
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	(16,249)	(16,249)	-	(16,249)
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	(3,633)	(3,633)	-	(3,633)
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(2,249)	(2,249)
Dividends declared to preferred shares	-	-	-	-	-	(22,627)	-	(22,627)	-	(22,627)
Dividends declared to common shares	-	-	-	-	-	(508,477)	-	(508,477)	-	(508,477)
Repurchase of preferred stock	-	-	-	-	(3,332)	(148)	-	(3,480)	-	(3,480)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(4,207)	(4,207)
Issuance of equity awards, net	-	-	1,241	12	2,093	-	-	2,105	4,320	6,425
Repurchase of common stock	-	-	(3,000)	(30)	(58,814)	-	-	(58,844)	-	(58,844)
Surrender of restricted common stock	-	-	(539)	(5)	(11,682)	-	-	(11,687)	-	(11,687)
Amortization of equity awards	-	-	-	-	22,635	-	-	22,635	2,657	25,292
Redemption/conversion of noncontrolling interests	-	-	-	-	(78)	-	-	(78)	78	-
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	-	418	-	-	418	-	418
Balance at September 30, 2025	21	$21	677,196	$6,772	$10,984,725	$(496,466)	$(8,844)	$10,486,208	$152,011	$10,638,219

Balance at January 1, 2026	21	$21	674,093	$6,741	$10,922,596	$(528,730)	$(8,792)	$10,391,836	$151,536	$10,543,372
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	3,002	3,002
Net income	-	-	-	-	-	597,266	-	597,266	5,112	602,378
Other comprehensive income:
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	21,436	21,436	-	21,436
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	2,384	2,384	-	2,384
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(359)	(359)
Dividends declared to preferred shares	-	-	-	-	-	(21,681)	-	(21,681)	-	(21,681)
Dividends declared to common shares	-	-	-	-	-	(537,506)	-	(537,506)	-	(537,506)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(4,518)	(4,518)
Issuance of equity awards	-	-	618	7	37	-	-	44	4,078	4,122
Issuance of common stock	-	-	549	5	13,770	-	-	13,775	-	13,775
Repurchase of preferred stock	(2)	(2)	-	-	(73,941)	-	-	(73,943)	-	(73,943)
Repurchase of common stock	-	-	(10,448)	(104)	(255,071)	-	-	(255,175)	-	(255,175)
Surrender of restricted common stock	-	-	(322)	(4)	(6,390)	-	-	(6,394)	-	(6,394)
Amortization of equity awards	-	-	-	-	21,848	-	-	21,848	5,770	27,618
Redemption/conversion of noncontrolling interests	-	-	-	-	3,937	-	-	3,937	(3,122)	815
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	-	(286)	-	-	(286)	-	(286)
Balance at September 30, 2026	19	$19	664,490	$6,645	$10,626,500	$(490,651)	$15,028	$10,157,541	$161,499	$10,319,040

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities:
Net income	$602,378	$439,500
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	461,450	473,045
Impairment charges	14,650	8,619
Straight-line rental income adjustments, net	(22,027)	(18,955)
Amortization of above-market and below-market leases, net	(24,996)	(22,300)
Amortization of deferred financing costs and fair value debt adjustments, net	5,763	2,346
Equity award expense	27,618	25,278
Gain on sale of properties	(106,451)	(43,514)
Loss/(gain) on marketable securities/derivative, net	89	(1,802)
Equity in income of joint ventures, net	(131,166)	(73,640)
Equity in income of other investments, net	(5,491)	(1,637)
Distributions from joint ventures and other investments	139,690	71,748
Change in accounts and other receivables, net	15,645	7,852
Change in accounts payable and accrued expenses	39,934	31,589
Change in other operating assets	(29,912)	(28,689)
Change in other operating liabilities	(9,335)	(7,796)
Net cash flow provided by operating activities	977,839	861,644

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(115,495)	(144,420)
Improvements to operating real estate	(273,947)	(231,966)
Investment in marketable securities	(3,064)	(1,315)
Proceeds from sale of marketable securities	1,179	500
Investments in preferred stock and cost method investments	(52)	(5,861)
Investments in and advances to real estate joint ventures	(2,012)	(3,976)
Distributions from real estate joint ventures in excess of equity in earnings	202,149	18,505
Investments in and advances to other investments	(10,295)	(4,376)
Distributions from other investments in excess of equity in earnings	1,800	1,318
Investment in mortgage and other financing receivables	(122,071)	(251,986)
Collection of mortgage and other financing receivables	164,589	71,814
Proceeds from sale of properties	156,365	58,178
Proceeds from insurance casualty claims	1,372	2,267
Net cash flow provided by/(used for) investing activities	518	(491,318)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(47,135)	(48,844)
Principal payments on rental property debt	(8,793)	(9,097)
Proceeds from mortgage loan financings	17,350	-
Proceeds from issuance of exchangeable senior notes	600,000	-
Proceeds from issuance of unsecured notes	-	500,000
Proceeds from unsecured revolving credit facility, net	-	40,000
Repayments of unsecured notes	(265,970)	(740,505)
Financing origination costs	(19,625)	(7,451)
Contributions from noncontrolling interests	3,002	125
Distributions to noncontrolling interests	(4,877)	(6,456)
Redemptions of noncontrolling interests	(39,788)	(1,046)
Dividends paid	(560,114)	(531,148)
Proceeds from issuance of common stock, net	13,775	-
Repurchase of preferred stock	(73,943)	(3,480)
Repurchase of common stock	(255,175)	(58,844)
Shares repurchased for employee tax withholding on equity awards	(6,394)	(11,672)
Principal payments under finance lease obligations	-	(24,362)
Change in tenants' security deposits	1,452	3,204
Net cash flow used for financing activities	(646,235)	(899,576)

Net change in cash, cash equivalents and restricted cash	332,122	(529,250)
Cash, cash equivalents and restricted cash, beginning of the period	212,794	689,731
Cash, cash equivalents and restricted cash, end of the period	$544,916	$160,481

Interest paid (net of capitalized interest of $4,669 and $2,110, respectively)	$252,832	$243,298

Income taxes paid, net of refunds	$340	$25,806

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except unit information)

	September 30, 2026	December 31, 2025
Assets:
Real estate, net of accumulated depreciation and amortization of $5,016,765 and $4,849,564, respectively	$16,603,721	$16,769,292
Investments in and advances to real estate joint ventures	1,248,541	1,454,051
Other investments	153,199	99,936
Cash, cash equivalents and restricted cash	544,916	212,794
Mortgage and other financing receivables, net	339,417	383,935
Accounts and other receivables, net	373,935	368,964
Operating lease right-of-use assets, net	124,444	127,596
Other assets	332,024	271,682
Total assets (1)	$19,720,197	$19,688,250

Liabilities:
Notes payable, net	$8,043,092	$7,718,730
Mortgages payable, net	428,929	467,203
Accounts payable and accrued expenses	330,546	291,537
Intangible liabilities, net	315,300	334,527
Operating lease liabilities	118,006	120,078
Other liabilities	165,284	188,297
Total liabilities (1)	9,401,157	9,120,372
Redeemable noncontrolling interests	-	24,506

Commitments and Contingencies (Footnote 17)

Members' capital:
Preferred units; 18,715 and 20,748 units outstanding, respectively	472,313	546,256
General member; 664,490,367 and 674,093,047 common units outstanding, respectively	9,670,200	9,854,372
Limited members; 1,756,935 and 1,444,722 common units outstanding, respectively	39,748	30,183
Accumulated other comprehensive income/(loss)	15,028	(8,792)
Total members' capital	10,197,289	10,422,019
Noncontrolling interests	121,751	121,353
Total capital	10,319,040	10,543,372
Total liabilities and capital	$19,720,197	$19,688,250

(1)
Total assets include restricted assets of consolidated VIEs at September 30, 2026 and December 31, 2025 of $50,436 and $358,236, respectively. Total liabilities include non-recourse liabilities of consolidated VIEs at September 30, 2026 and December 31, 2025 of $68,225 and $153,044, respectively. See Footnote 12 of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Revenues from rental properties, net	$539,725	$531,113	$1,638,960	$1,583,329
Management and other fee income	6,422	4,748	16,004	14,331
Total revenues	546,147	535,861	1,654,964	1,597,660

Operating expenses
Rent	(4,226)	(4,164)	(12,455)	(12,590)
Real estate taxes	(68,015)	(67,384)	(212,089)	(203,854)
Operating and maintenance	(89,416)	(92,434)	(279,776)	(273,056)
General and administrative	(29,959)	(29,646)	(97,095)	(96,485)
Impairment charges	(7,984)	(440)	(14,650)	(8,619)
Depreciation and amortization	(155,945)	(158,269)	(461,450)	(473,045)
Total operating expenses	(355,545)	(352,337)	(1,077,515)	(1,067,649)

Gain on sale of properties	89,382	3,705	106,451	43,514

Operating income	279,984	187,229	683,900	573,525

Other income/(expense)
Other income/(expense), net	3,186	(2,319)	(63)	789
Mortgage and other financing income, net	12,630	12,375	36,549	35,706
Interest expense	(87,721)	(84,261)	(254,751)	(245,842)

Income before income taxes, net, equity in income of joint ventures, net, and equity in income/(loss) of other investments, net	208,079	113,024	465,635	364,178

(Provision)/benefit for income taxes, net	(149)	875	86	45
Equity in income of joint ventures, net	73,909	26,967	131,166	73,640
Equity in income/(loss) of other investments, net	229	(811)	5,491	1,637

Net income	282,068	140,055	602,378	439,500

Net income attributable to noncontrolling interests	(2,266)	(1,986)	(3,555)	(5,070)

Net income attributable to Kimco OP	279,802	138,069	598,823	434,430

Preferred distributions, net	(6,609)	(7,536)	(21,681)	(22,775)

Net income available to Kimco OP's common unitholders	$273,193	$130,533	$577,142	$411,655

Per common unit:
Net income available to Kimco OP's common unitholders:
-Basic	$0.41	$0.19	$0.86	$0.61
-Diluted	$0.41	$0.19	$0.86	$0.60

Weighted average units:
-Basic	667,542	675,641	670,885	676,421
-Diluted	672,405	676,425	673,989	677,274

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$282,068	$140,055	$602,378	$439,500
Other comprehensive income/(loss)
Change in fair value of cash flow hedges for interest payments	9,730	(540)	21,436	(16,249)
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	508	(514)	2,384	(3,633)
Other comprehensive income/(loss)	10,238	(1,054)	23,820	(19,882)

Comprehensive income	292,306	139,001	626,198	419,618

Comprehensive income attributable to noncontrolling interests	(2,266)	(1,986)	(3,555)	(5,070)

Comprehensive income attributable to Kimco OP	$290,040	$137,015	$622,643	$414,548

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(unaudited)

(in thousands)

							Accumulated
	General Member				Limited Members		Other	Total
	Preferred Units		Common Units		Common Units		Comprehensive	Members'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Issued	Amount	(Loss)/Income	Capital	Interests	Capital
Balance at July 1, 2025	21	$546,256	677,205	$9,982,209	1,445	$28,143	$(7,790)	$10,548,818	$122,592	$10,671,410
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	125	125
Net income	-	7,536	-	130,239	-	294	-	138,069	1,986	140,055
Other comprehensive loss:
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	(540)	(540)	-	(540)
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	(514)	(514)	-	(514)
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(780)	(780)
Distributions declared to preferred unitholders	-	(7,536)	-	-	-	-	-	(7,536)	-	(7,536)
Distributions declared to common unitholders	-	-	-	(169,300)	-	(361)	-	(169,661)	-	(169,661)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(1,027)	(1,027)
Surrender of restricted common units	-	-	(9)	(41)	-	-	-	(41)	-	(41)
Amortization of equity awards	-	-	-	5,904	-	1,039	-	6,943	-	6,943
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	(215)	-	-	-	(215)	-	(215)
Balance at September 30, 2025	21	$546,256	677,196	$9,948,796	1,445	$29,115	$(8,844)	$10,515,323	$122,896	$10,638,219

Balance at July 1, 2026	21	$546,256	670,246	$9,714,555	1,759	$37,039	$4,790	$10,302,640	$120,401	$10,423,041
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	2,576	2,576
Net income	-	6,609	-	272,465	-	728	-	279,802	2,266	282,068
Other comprehensive income:
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	9,730	9,730	-	9,730
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	508	508	-	508
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	-	-
Distributions declared to preferred unitholders	-	(6,609)	-	-	-	-	-	(6,609)	-	(6,609)
Distributions declared to common unitholders	-	-	-	(186,821)	-	(493)	-	(187,314)	-	(187,314)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(915)	(915)
Issuance of equity awards	-	-	4	1	-	-	-	1	-	1
Issuance of common units	-	-	549	13,775	-	-	-	13,775	-	13,775
Repurchase of preferred units	(2)	(73,943)	-	-	-	-	-	(73,943)	-	(73,943)
Repurchase of common units	-	-	(6,299)	(149,998)	(2)	(42)	-	(150,040)	-	(150,040)
Surrender of restricted common units	-	-	(10)	(23)	-	-	-	(23)	-	(23)
Amortization of equity awards	-	-	-	6,246	-	2,516	-	8,762	-	8,762
Redemption/conversion of noncontrolling interests	-	-	-	-	-	-	-	-	(2,577)	(2,577)
Balance at September 30, 2026	19	$472,313	664,490	$9,670,200	1,757	$39,748	$15,028	$10,197,289	$121,751	$10,319,040

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(unaudited)

(in thousands)

							Accumulated
	General Member				Limited Members		Other	Total
	Preferred Units		Common Units		Common Units		Comprehensive	Members'	Noncontrolling	Total
	Issued	Amount	Issued	Amount	Issued	Amount	Income/(Loss)	Capital	Interests	Capital
Balance at January 1, 2025	21	$549,588	679,494	$10,091,921	1,074	$22,276	$11,038	$10,674,823	$123,089	$10,797,912
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	125	125
Net income	-	22,775	-	410,803	-	852	-	434,430	5,070	439,500
Other comprehensive loss:
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	(16,249)	(16,249)	-	(16,249)
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	(3,633)	(3,633)	-	(3,633)
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(2,249)	(2,249)
Distributions declared to preferred unitholders	-	(22,645)	-	-	-	-	-	(22,645)	-	(22,645)
Distributions declared to common unitholders	-	-	-	(508,459)	-	(990)	-	(509,449)	-	(509,449)
Repurchase of preferred units	-	(3,462)	-	(18)	-	-	-	(3,480)	-	(3,480)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(3,217)	(3,217)
Issuance of equity awards, net	-	-	1,241	2,105	371	4,320	-	6,425	-	6,425
Repurchase of common units	-	-	(3,000)	(58,844)	-	-	-	(58,844)	-	(58,844)
Surrender of restricted common units	-	-	(539)	(11,687)	-	-	-	(11,687)	-	(11,687)
Amortization of equity awards	-	-	-	22,635	-	2,657	-	25,292	-	25,292
Redemption/conversion of noncontrolling interests	-	-	-	(78)	-	-	-	(78)	78	-
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	418	-	-	-	418	-	418
Balance at September 30, 2025	21	$546,256	677,196	$9,948,796	1,445	$29,115	$(8,844)	$10,515,323	$122,896	$10,638,219

Balance at January 1, 2026	21	$546,256	674,093	$9,854,372	1,445	$30,183	$(8,792)	$10,422,019	$121,353	$10,543,372
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	3,002	3,002
Net income	-	21,681	-	575,585	-	1,557	-	598,823	3,555	602,378
Other comprehensive income:
Change in fair value of cash flow hedges for interest payments	-	-	-	-	-	-	21,436	21,436	-	21,436
Equity in change in fair value of cash flow hedges for interest payments of unconsolidated investees	-	-	-	-	-	-	2,384	2,384	-	2,384
Redeemable noncontrolling interests income	-	-	-	-	-	-	-	-	(359)	(359)
Distributions declared to preferred unitholders	-	(21,681)	-	-	-	-	-	(21,681)	-	(21,681)
Distributions declared to common unitholders	-	-	-	(537,506)	-	(1,407)	-	(538,913)	-	(538,913)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(3,111)	(3,111)
Issuance of equity awards	-	-	618	44	333	4,078	-	4,122	-	4,122
Issuance of common units	-	-	549	13,775	-	-	-	13,775	-	13,775
Repurchase of preferred units	(2)	(73,943)	-	-	-	-	-	(73,943)	-	(73,943)
Repurchase of common units	-	-	(10,448)	(255,175)	(21)	(433)	-	(255,608)	-	(255,608)
Surrender of restricted common units	-	-	(322)	(6,394)	-	-	-	(6,394)	-	(6,394)
Amortization of equity awards	-	-	-	21,848	-	5,770	-	27,618	-	27,618
Redemption/conversion of noncontrolling interests	-	-	-	3,937	-	-	-	3,937	(2,689)	1,248
Adjustment of redeemable noncontrolling interests to estimated fair value	-	-	-	(286)	-	-	-	(286)	-	(286)
Balance at September 30, 2026	19	$472,313	664,490	$9,670,200	1,757	$39,748	$15,028	$10,197,289	$121,751	$10,319,040

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KIMCO REALTY OP, LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities:
Net income	$602,378	$439,500
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	461,450	473,045
Impairment charges	14,650	8,619
Straight-line rental income adjustments, net	(22,027)	(18,955)
Amortization of above-market and below-market leases, net	(24,996)	(22,300)
Amortization of deferred financing costs and fair value debt adjustments, net	5,763	2,346
Equity award expense	27,618	25,278
Gain on sale of properties	(106,451)	(43,514)
Loss/(gain) on marketable securities/derivative, net	89	(1,802)
Equity in income of joint ventures, net	(131,166)	(73,640)
Equity in income of other investments, net	(5,491)	(1,637)
Distributions from joint ventures and other investments	139,690	71,748
Change in accounts and other receivables, net	15,645	7,852
Change in accounts payable and accrued expenses	39,934	31,589
Change in other operating assets	(29,912)	(28,689)
Change in other operating liabilities	(9,335)	(7,796)
Net cash flow provided by operating activities	977,839	861,644

Cash flow from investing activities:
Acquisition of operating real estate and other related net assets	(115,495)	(144,420)
Improvements to operating real estate	(273,947)	(231,966)
Investment in marketable securities	(3,064)	(1,315)
Proceeds from sale of marketable securities	1,179	500
Investments in preferred stock and cost method investments	(52)	(5,861)
Investments in and advances to real estate joint ventures	(2,012)	(3,976)
Distributions from real estate joint ventures in excess of equity in earnings	202,149	18,505
Investments in and advances to other investments	(10,295)	(4,376)
Distributions from other investments in excess of equity in earnings	1,800	1,318
Investment in mortgage and other financing receivables	(122,071)	(251,986)
Collection of mortgage and other financing receivables	164,589	71,814
Proceeds from sale of properties	156,365	58,178
Proceeds from insurance casualty claims	1,372	2,267
Net cash flow provided by/(used for) investing activities	518	(491,318)

Cash flow from financing activities:
Principal payments on debt, excluding normal amortization of rental property debt	(47,135)	(48,844)
Principal payments on rental property debt	(8,793)	(9,097)
Proceeds from mortgage loan financings	17,350	-
Proceeds from issuance of exchangeable senior notes	600,000	-
Proceeds from issuance of unsecured notes	-	500,000
Proceeds from unsecured revolving credit facility, net	-	40,000
Repayments of unsecured notes	(265,970)	(740,505)
Financing origination costs	(19,625)	(7,451)
Contributions from noncontrolling interests	3,002	125
Distributions to noncontrolling interests	(3,470)	(5,466)
Redemptions of noncontrolling interests	(39,355)	(1,046)
Distributions paid	(561,521)	(532,138)
Proceeds from issuance of common units, net	13,775	-
Repurchase of preferred units	(73,943)	(3,480)
Repurchase of common units	(255,608)	(58,844)
Units repurchased for employee tax withholding on equity awards	(6,394)	(11,672)
Principal payments under finance lease obligations	-	(24,362)
Change in tenants' security deposits	1,452	3,204
Net cash flow used for financing activities	(646,235)	(899,576)

Net change in cash, cash equivalents and restricted cash	332,122	(529,250)
Cash, cash equivalents and restricted cash, beginning of the period	212,794	689,731
Cash, cash equivalents and restricted cash, end of the period	$544,916	$160,481

Interest paid (net of capitalized interest of $4,669 and $2,110, respectively)	$252,832	$243,298

Income taxes paid, net of refunds	$340	$25,806

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Organization

Kimco Realty Corporation and its subsidiaries (the “Parent Company”) operates as a Real Estate Investment Trust (“REIT”) for U.S. federal income tax purposes. Substantially all of the Parent Company’s assets are held by, and substantially all of the Parent Company’s operations are conducted through, Kimco Realty OP, LLC (“Kimco OP”), either directly or through its subsidiaries, as the Parent Company’s operating company. The Parent Company is the managing member and exercises exclusive control over Kimco OP. As of September 30, 2026, the Parent Company owned 99.74% of the outstanding limited liability company interests (the “OP Units”) in Kimco OP. The terms “Kimco,” “the Company” and “our” each refer to the Parent Company and Kimco OP, collectively, unless the context indicates otherwise. In statements regarding qualification as a REIT for U.S. federal income tax purposes, such terms refer solely to Kimco Realty Corporation.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

This report combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2026, of the Parent Company and Kimco OP into this single report. The accompanying Condensed Consolidated Financial Statements include the accounts of the Parent Company and Kimco OP and their consolidated subsidiaries. The Company’s subsidiaries include subsidiaries which are wholly owned or which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) in accordance with the consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The Parent Company serves as the managing member of Kimco OP. The limited members of Kimco OP have limited rights over Kimco OP and do not have the power to direct the activities that most significantly impact Kimco OP’s economic performance. As such, Kimco OP is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. All inter-company balances and transactions have been eliminated in consolidation. The information presented in the accompanying Condensed Consolidated Financial Statements is unaudited and reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. Amounts as of December 31, 2025 included in the Condensed Consolidated Financial Statements have been derived from the audited Consolidated Financial Statements as of that date, but do not include all annual disclosures required by GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10-K for the year ended December 31, 2025, as certain disclosures in this Quarterly Report that would duplicate those included in such Annual Report on Form 10-K are not included in these Condensed Consolidated Financial Statements.

Subsequent Events

The Company has evaluated subsequent events and transactions through the date of filing of this quarterly report on Form 10-Q for potential recognition or disclosure in its Condensed Consolidated Financial Statements (see Footnote 9 of the Notes to Condensed Consolidated Financial Statements).

Reclassifications

Certain amounts in the prior period have been reclassified in order to conform to the current period’s presentation. For comparative purposes, for the three and nine months ended September 30, 2025, the Company reclassified Gain on marketable securities, net into Other income/(expense), net on the Company’s Condensed Consolidated Statement of Income as follows (in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Other income/(expense), net	$43	$32
Gain on marketable securities, net	$(43)	$(32)

New Accounting Pronouncements

The following table represents Accounting Standards Updates (“ASUs”) to the FASB’s ASCs that, as of September 30, 2026, are not yet effective for the Company and for which the Company has not elected early adoption, where permitted:

ASU	Description	Effective Date	Effect on the financial statements or other significant matters

ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

ASU 2025-01, Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date

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

The new guidance will reduce the number of contracts (or embedded features within instruments) that are accounted for as derivatives under Topic 815. This ASU adds a new scope exception to the derivatives guidance for certain contracts with underlyings based on the operations or activities specific to one of the parties to the contract. This ASU also clarifies that share-based noncash consideration received from a customer as consideration for the transfer of goods or services in a revenue contract is subject to the revenue guidance and not the financial instruments guidance unless and until the company’s right to receive or retain the share-based noncash consideration is “unconditional,” as defined in this ASU. The amendments may be applied on a prospective basis or on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings.

	January 1, 2027; early adoption is permitted as of the beginning of an interim or annual reporting period	The Company does not expect the adoption of this ASU, which may be applied prospectively, to have a material impact on the Company’s financial position and/or results of operations.

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

	January 1, 2027; early adoption is permitted	The Company does not expect the adoption of this ASU, which is to be applied prospectively, to have a material impact on the Company’s financial position and/or results of operations.
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

	January 1, 2027; early adoption is permitted on any date on or after the issuance of this ASU	The Company does not expect the adoption of this ASU, which is to be applied prospectively, to have a material impact on the Company’s financial position and/or results of operations.
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

3. Real Estate

Acquisitions

During the nine months ended September 30, 2026, the Company acquired the following operating properties, through direct asset acquisitions (in thousands):

			Purchase Price
Property Name	Location	Month Acquired	Cash	GLA*
Pompano Marketplace (1)	Pompano Beach, FL	Jul-26	$53,078	239
Sunshine Plaza	Fort Lauderdale, FL	Jul-26	55,715	241
North Haven Leasehold Interest	North Haven, CT	Aug-26	8,539	-
			$117,332	480

* Gross leasable area (“GLA”)

(1)
The Company had a mortgage receivable of $35.0 million related to this property, which was repaid by the seller at closing.

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
(3)
Other includes the Company’s previously held equity investment in the Prudential Investment Program and gain on change in control. The Company evaluated this transaction pursuant to ASC Topic 810 Consolidation. The Company recognized a gain on change in control of interest of $5.7 million resulting from the fair value adjustment associated with the Company’s previously held equity interest, which is included in Equity

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

in income of joint ventures, net on the Condensed Consolidated Statements of Income. The Company previously held an ownership interest of 15.0% in this property interest and acquired the remaining 85.0% interest in this operating property. See Footnote 4 of the Notes to the Condensed Consolidated Financial Statements.
(4)
The Company utilized an aggregate $37.8 million associated with Internal Revenue Code 26 U.S.C. §1031 sales proceeds.

The purchase price for these acquisitions was allocated to real estate and related intangible assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for asset acquisitions. The purchase price allocation for properties acquired/consolidated during the nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Allocation as of September 30, 2026	Weighted Average Useful Life (in Years)	Allocation as of September 30, 2025	Weighted Average Useful Life (in Years)
Land	$31,995	n/a	$58,526	n/a
Buildings	73,970	50.0	123,490	50.0
Building improvements	5,700	45.0	7,615	45.0
Tenant improvements	4,262	7.4	8,580	5.7
In-place leases	12,477	5.3	19,547	5.0
Above-market leases	1,355	9.3	1,063	5.5
Below-market leases	(12,427)	23.7	(7,740)	17.1
Mortgage fair value adjustment	-	-	500	0.8
Other assets	-	n/a	649	n/a
Other liabilities	-	n/a	(464)	n/a
Net assets acquired	$117,332		$211,766

Dispositions

The table below summarizes the Company’s disposition activity relating to consolidated operating properties and parcels for the nine months ended September 30, 2026 and 2025 (dollars in millions):

	Nine Months Ended September 30,
	2026	2025
Aggregate sales price/gross fair value (1)	$188.8	$71.6
Gain on sale of properties (2)	$106.5	$43.5
Number of operating properties sold	3	2
Number of parcels sold	9	3

(1)
Includes $27.8 million and $10.9 million of Internal Revenue Code 26 U.S.C. §1031 proceeds held in escrow through sale of real estate interests as of September 30, 2026 and September 30, 2025, respectively.
(2)
Before noncontrolling interests of $1.0 million and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively, and taxes of $0.4 million for the nine months ended September 30, 2025.

In addition, during 2026, the Company deconsolidated a joint venture that holds a development project and related entitlements, located in Daly City, CA, for which the Company is no longer the primary beneficiary after a reconsideration event due to outside partner capital contributions. This VIE is now accounted for as a preferred equity investment with a gross value of $48.7 million. The Company evaluated this transaction pursuant to the ASC Topic 810 Consolidation and as a result, no gain on change in control of interest was recognized as there was no fair value adjustment associated with the Company’s previously held controlling interest. See Footnotes 5 and 12 of the Notes to Condensed Consolidated Financial Statements for additional disclosure.

Impairments

During the nine months ended September 30, 2026 and 2025, the Company recognized aggregate impairment charges related to adjustments to property carrying values of $9.1 million and $8.6 million, respectively, for which the Company’s estimated fair values were primarily based upon signed contracts or letters of intent from third-party offers. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions. See Footnote 13 of the Notes to Condensed Consolidated Financial Statements for fair value measurements disclosure.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets Held-For-Sale

At September 30, 2026, the Company had an operating property classified as held-for-sale at a net carrying amount of $2.5 million (including accumulated depreciation and amortization of $7.0 million), which is included in Other assets on the Company’s Condensed Consolidated Balance Sheets.

4. Investments in and Advances to Real Estate Joint Ventures

The Company has investments in and advances to various real estate joint ventures. These joint ventures are engaged primarily in the operation of shopping centers which are either owned or held under long-term operating leases. The Company and the joint venture partners have joint approval rights for major decisions, including those regarding property operations. As such, the Company holds noncontrolling interests in these joint ventures and accounts for them under the equity method of accounting. The Company manages certain of these joint venture investments and, where applicable, earns acquisition fees, leasing commissions, property management fees, asset management fees and construction management fees. The table below presents unconsolidated joint venture investments for which the Company held an ownership interest at September 30, 2026 and December 31, 2025 (in millions, except number of properties and GLA):

	Noncontrolling Ownership Interest	The Company’s Investment
Joint Venture	As of September 30, 2026	September 30, 2026	December 31, 2025
Prudential Investment Program	15.0%	$119.6	$120.1
Kimco Income Opportunity Portfolio (“KIR”)	52.1%	285.2	287.2
R2G Venture LLC (“R2G”)	51.5%	390.5	401.2
Other Institutional Joint Ventures (1)	Various	250.3	438.3
Other Joint Venture Programs	Various	202.9	207.3
Total*		$1,248.5	$1,454.1

* Represents 159 property interests and 24.2 million square feet of GLA as of September 30, 2026 and 162 property interests and 24.4 million square feet of GLA as of December 31, 2025.

(1)
During 2026, Canada Pension Plan Investment Board (“CPP”) sold its 45.0% ownership interest in three operating properties to an outside partner. The Company retained its 55.0% investment in these properties, which is now included in Other Institutional Joint Ventures. As a result, the CPP joint venture has one property interest remaining at September 30, 2026, and as such the Company’s CPP investment is now included in Other Institutional Joint Ventures.

The table below presents the Company’s share of net income for the above investments, which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Joint Venture	2026	2025	2026	2025
Prudential Investment Program	$2.4	$8.1	$6.7	$13.4
KIR	9.7	9.1	30.0	27.4
R2G	4.1	2.4	10.5	6.7
Other Institutional Joint Ventures	54.6	4.3	73.4	12.6
Other Joint Venture Programs (1)	3.1	3.1	10.6	13.5
Total	$73.9	$27.0	$131.2	$73.6
(1)
During the nine months ended September 30, 2025, the Company recognized $4.7 million of equity in income related to the restructuring of a joint venture.

During the nine months ended September 30, 2026, certain of the Company’s real estate joint ventures fully disposed of three operating properties and partially disposed of an operating property, in separate transactions, for an aggregate sales price of $398.6 million. These transactions resulted in a net gain to the Company of $60.5 million for the nine months ended September 30, 2026, which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the nine months ended September 30, 2025, the Company acquired the remaining 85.0% interest in an operating property from the Prudential Investment Program, with an aggregate gross fair value of $77.2 million. The Company evaluated this transaction pursuant to ASC Topic 810 Consolidation and, as a result, recognized a net gain on change in control of interest of $5.7 million resulting from the fair value adjustment associated with the Company’s previously held equity interest. See Footnote 3 of the Notes to Condensed Consolidated Financial Statements for the operating property acquired by the Company.

In addition, during the nine months ended September 30, 2025, certain of the Company’s real estate joint ventures disposed of two operating properties and a land parcel in separate transactions, for an aggregate sales price of $71.6 million. These transactions resulted in an aggregate net gain to the Company of $0.9 million for the nine months ended September 30, 2025, which is included in Equity in income of joint ventures, net on the Company’s Condensed Consolidated Statements of Income.

The table below presents debt balances within the Company’s unconsolidated joint venture investments for which the Company held noncontrolling ownership interests at September 30, 2026 and December 31, 2025 (dollars in millions):

	As of September 30, 2026			As of December 31, 2025
Joint Venture	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*	Mortgages and Notes Payable, Net	Weighted Average Interest Rate	Weighted Average Remaining Term (months)*
Prudential Investment Program	$233.4	5.19%	18.5	$233.9	5.25%	22.2
KIR	273.3	4.56%	53.8	274.4	4.58%	15.2
R2G	72.2	2.90%	53.7	70.7	2.90%	62.6
Other Institutional Joint Ventures (1) (2)	374.4	5.26%	47.0	302.0	5.37%	37.0
Other Joint Venture Programs	530.5	4.90%	35.2	538.2	5.04%	33.0
Total	$1,483.8			$1,419.2
(1)
During the nine months ended September 30, 2026, the CPP joint venture repaid $78.6 million of mortgage debt that encumbered an operating property.
(2)
During August 2026, certain joint ventures obtained $154.1 million of secured debt encumbering five operating properties.

* Includes extension options

5. Other Investments

The Company has provided capital to owners and developers of real estate properties through its Preferred Equity program, which is included in Other investments on the Company’s Condensed Consolidated Balance Sheets. In addition, the Company has invested capital in certain structured investments that are accounted for on the equity method of accounting. As of September 30, 2026 and December 31, 2025, the Company’s Other investments were $153.2 million and $99.9 million, respectively, of which the Company’s net investments under the Preferred Equity program were $111.7 million and $59.1 million as of September 30, 2026 and December 31, 2025, respectively.

During 2026, the Company deconsolidated a joint venture which holds a development project and related entitlements, located in Daly City, CA, which is now accounted for as a preferred equity investment with a gross value of $48.7 million. As of September 30, 2026, the Company’s investment was $54.0 million.

6. Mortgage and Other Financing Receivables

The Company has various mortgage and other financing receivables, which consist of loans acquired and loans originated by the Company. As of September 30, 2026 and December 31, 2025, the Company had mortgage and other financing receivables, net of allowance for credit losses of $339.4 million and $383.9 million, respectively. As of September 30, 2026, these mortgage and other financing receivables have scheduled maturities ranging from less than one year to 7.4 years and accrue interest at rates ranging from 6.35% to 12.50%. During the nine months ended September 30, 2026 and 2025, the Company recognized mortgage and other financing income, net of $36.5 million and $35.7 million, respectively.

During the nine months ended September 30, 2026, the Company (i) provided $122.1 million of mortgage and other financing loans and (ii) collected $166.6 million of mortgage and other financing receivables, of which $35.0 million was repaid at closing upon the Company’s acquisition of the corresponding property.

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

The following table presents the changes in the allowance for loan losses for the nine months ended September 30, 2026 and 2025, respectively (in thousands):

	Nine Months Ended September 30,
	2026	2025
Balance at January 1,	$5,352	$6,800
Provision for loan losses	1,520	2,990
Recoveries collected	(1,520)	(1,090)
Balance at September 30,	$5,352	$8,700

7. Accounts and Other Receivables

The components of accounts and other receivables, net of potentially uncollectible amounts as of September 30, 2026 and December 31, 2025, were as follows (in thousands):

	As of September 30, 2026	As of December 31, 2025
Billed tenant receivables	$2,227	$18,242
Unbilled common area maintenance, insurance and tax reimbursements	73,985	76,113
Other receivables	13,575	11,500
Straight-line rent receivables	284,148	263,109
Total accounts and other receivables, net	$373,935	$368,964

8. Leases

Lessor Leases

The Company’s primary source of revenues is derived from lease agreements, which include rental income and expense reimbursement. The Company’s lease income is comprised of minimum base rent, expense reimbursements, percentage rent, lease termination fee income, ancillary income, amortization of above-market and below-market rent adjustments and straight-line rent adjustments.

The disaggregation of the Company’s lease income, which is included in Revenues from rental properties, net on the Company’s Condensed Consolidated Statements of Income, as either fixed or variable lease income based on the criteria specified in ASC 842, for the three and nine months ended September 30, 2026 and 2025, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease income:
Fixed lease income (1)	$431,609	$418,855	$1,284,584	$1,248,753
Variable lease income (2)	105,259	104,835	337,917	323,651
Above-market and below-market leases amortization, net	4,871	9,656	24,996	22,300
Adjustments for potentially uncollectible lease income or disputed amounts	(2,014)	(2,233)	(8,537)	(11,375)
Total lease income	$539,725	$531,113	$1,638,960	$1,583,329

(1)
Includes minimum base rents, expense reimbursements, ancillary income and straight-line rent adjustments.
(2)
Includes minimum base rents, expense reimbursements, percentage rent, lease termination fee income and ancillary income.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Lessee Leases

The Company currently leases real estate space under non-cancelable operating lease agreements for ground leases and administrative office leases. The Company’s operating leases have remaining lease terms ranging from less than one year to 78.6 years, some of which include options to extend the terms for up to an additional 60 years. As of September 30, 2026, the Company’s operating leases have a weighted-average remaining non-cancelable lease term of 28.7 years and weighted-average discount rate of 6.77%. During the nine months ended September 30, 2025, the Company obtained a $7.4 million operating right-of-use asset in exchange for a new operating lease liability related to an option exercise for a property under an operating ground lease agreement.

The Company had three properties under finance ground lease agreements that consisted of variable lease payments with a bargain purchase option. During the nine months ended September 30, 2025, the Company acquired the fee interest in two properties under finance ground lease agreements through the exercise of its call option for an aggregate purchase price of $24.2 million. This transaction resulted in a decrease in Other assets of $26.2 million and a decrease in Other liabilities of $24.2 million on the Company’s Condensed Consolidated Balance Sheets related to the finance right-of-use assets and lease liabilities. As of September 30, 2026, the Company has a property under a finance ground lease agreement with a right-of-use asset of $6.8 million, which is included in Other assets on the Company’s Condensed Consolidated Balance Sheets.

The components of the Company’s lease expense, which are included in interest expense, rent expense and general and administrative expense on the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease cost:
Finance lease cost	$-	$-	$-	$43
Operating lease cost	3,688	3,600	10,886	10,641
Variable lease cost	621	656	1,851	2,221
Total lease cost	$4,309	$4,256	$12,737	$12,905

9. Notes and Mortgages Payable

Notes Payable

In February 2026, the Company closed on a new $2.0 billion unsecured revolving credit facility (the “Credit Facility”) with a group of banks. The Credit Facility is scheduled to expire in March 2030 with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2031. The Credit Facility can be increased to $2.75 billion through an accordion feature. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Credit Facility accrues interest at a rate of Term Secured Overnight Financing Rate (“SOFR”), as defined in the terms of the Credit Facility, plus an applicable spread determined by the Company’s credit ratings. The interest rate can be further adjusted upward or downward based on the sustainability metric targets and the Company’s credit rating, as defined in the agreement. As of September 30, 2026, the interest rate on the Credit Facility is Term SOFR plus 63.5 basis points (4.64% as of September 30, 2026) after reductions for sustainability metrics achieved and the Company’s current credit rating. Pursuant to the terms of the Credit Facility, the Company is subject to certain covenants. As of September 30, 2026, the Credit Facility had no outstanding balance and no appropriations for letters of credit, and the Company was in compliance with its covenants.

During January 2026, the Company established a commercial paper program to issue unsecured, unsubordinated notes up to a maximum of $750.0 million (the “Commercial Paper Program”). The Commercial Paper Program is backstopped by the Company's commitment to maintain available borrowing capacity under its Credit Facility in an amount equal to actual borrowings under the program. As of September 30, 2026, the Commercial Paper Program had no outstanding balance.

The Company has $310.0 million of unsecured term loans (the “Term Loans”) with a group of banks, which were scheduled to expire between November 2026 and February 2028. In March 2026, the Company amended the Term Loans to add two one-year options to extend the maturity dates, at the Company’s discretion, to November 2028 through February 2030. The Term Loans accrue interest at the rate of Adjusted Term SOFR plus an applicable spread determined by the Company’s credit rating and sustainability metric targets, as described in the agreement. As of September 30, 2026, the interest rates on the Term Loans are Adjusted Term SOFR plus 71.0 basis points after reductions for sustainability metrics achieved and the Company’s current credit rating. As of September 30, 2026, the

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company had 20 swap rate agreements with various lenders swapping the interest rates on the Term Loans to all-in fixed rates ranging from 4.38% to 4.58%. See Footnote 10 of the Notes to Condensed Consolidated Financial Statements for interest rate swap disclosure.

The Company has a $550.0 million unsecured term loan credit facility (the “Term Loan Credit Facility”) with a group of banks, which is scheduled to mature in January 2027 with two one-year options to extend the maturity date, at the Company’s discretion, to January 2029. The Term Loan Credit Facility, as amended, accrues interest at a rate of Adjusted Term SOFR plus an applicable spread determined by the Company’s credit rating, as described in the agreement. As of September 30, 2026, the interest rate on the Term Loan Credit Facility is Adjusted Term SOFR plus 75.0 basis points based on the Company’s current credit rating. As of September 30, 2026, the Company had six swap rate agreements with various lenders swapping the overall interest rate on the Term Loan Credit Facility to an all-in fixed rate of 4.46%. See Footnote 10 of the Notes to Condensed Consolidated Financial Statements for interest rate swap disclosure.

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

During the nine months ended September 30, 2026 and 2025, the Company fully repaid the following notes payable (dollars in millions):

Type	Date Paid	Amount Repaid	Interest Rate	Maturity Date
Unsecured note	Aug-26	$250.0	3.25%	Aug-26
Unsecured note	Jul-26	$16.0	6.64%	Jul-26
Unsecured note	Jun-25	$240.5	3.85%	Jun-25
Unsecured note	Feb-25	$500.0	3.30%	Feb-25

During October 2026, the Company repaid $500.0 million in senior unsecured notes, which matured in October 2026 and bore interest at a rate of 2.80% per annum.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Mortgages Payable

During the nine months ended September 30, 2026, the Company (i) repaid $31.0 million of mortgage debt that encumbered an operating property and (ii) refinanced a mortgage loan on a consolidated joint venture operating property by obtaining a $23.0 million mortgage loan, of which $17.4 million has been funded, and was used to repay the $16.1 million outstanding on the prior mortgage loan.

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

The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate these risks, the Company only enters into derivative financial instruments with counterparties that are major financial institutions. The Company does not anticipate that any of the counterparties will fail to meet their obligations. The Company's objectives in using interest rate derivatives are to attempt to stabilize interest expense where possible and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

As of September 30, 2026, the Company has 26 interest rate swap agreements with notional amounts aggregating to $860.0 million. The interest rate swap agreements are designated as cash flow hedges and are held by the Company to reduce the impact of changes in interest rates on variable rate debt. As of September 30, 2026, all interest rate swaps were deemed effective and are therefore included within Accumulated other comprehensive income/(loss) (“AOCI”) on the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2026, the Company expects approximately $5.1 million of accumulated comprehensive income on derivative instruments to be reclassified into earnings as a reduction to interest expense during the next 12 months.

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

The following table summarizes the terms and fair value of the Company’s derivative financial instruments as of September 30, 2026 (dollars in thousands):

Instrument	Number of Swap Agreements	Associated Debt Instrument	Effective Date	Maturity Date	Notional Amount (1)	Derivative Assets (2)
Interest rate swap	1	$200.0 million Term Loan	Jan-24	Jan-29	$200,000	$4,459
Interest rate swaps	3	$50.0 million Term Loan	Jan-24	Nov-26	50,000	3
Interest rate swaps	3	$100.0 million Term Loan	Jan-24	Feb-27	100,000	92
Interest rate swaps	7	$50.0 million Term Loan	Jan-24	Aug-27	50,000	290
Interest rate swaps	7	$110.0 million Term Loan	Jan-24	Feb-28	110,000	1,307
Interest rate swaps	4	$300.0 million Term Loan	Jul-24	Jan-29	300,000	5,330
Interest rate swap	1	$50.0 million Term Loan	Sept-24	Jan-29	50,000	1,385
					$860,000	$12,866

(1)
These interest rate swap agreements utilize a one-month SOFR CME index.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2)
Included within Other assets on the Company’s Condensed Consolidated Balance Sheets.

The table below details the location in the financial statements of the gain/(loss) recognized on interest rate swaps designated as cash flow hedges for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amount of gain/(loss) recognized in AOCI on interest rate swaps, net	$9,615	$762	$21,035	$(12,373)
Amount reclassified from AOCI into Interest expense as (expense)/income	$(115)	$1,302	$(401)	$3,876
Total amount of Interest expense presented in the Condensed Consolidated Statements of Income in which the effects of cash flow hedges are being recorded	$(87,721)	$(84,261)	$(254,751)	$(245,842)

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

As of September 30, 2026, the Parent Company is the managing member of Kimco OP and owns 99.74% of the outstanding OP Units. Noncontrolling OP Units are owned by third parties and certain officers and directors of the Company. The Parent Company has granted to certain employees and directors long-term incentive plan units (“LTIP Units”) with time-based vesting requirements (“Time-Based LTIP Units”) and LTIP Units with performance-based vesting requirements (“Performance-Based LTIP Units”), assuming the maximum target performance (see Footnote 14 of the Notes to Condensed Consolidated Financial Statements). The OP Units are currently redeemable at the option of the holder (subject to restrictions agreed upon at the time of issuance of LTIP Units to certain holders that may restrict such redemption right for a period of time) for the Parent Company’s common stock at a ratio of 1:1 or cash at the option of the Parent Company. During the nine months ended September 30, 2026, 20,877 OP Units were redeemed for $0.4 million in cash. As of September 30, 2026, noncontrolling interests relating to the Noncontrolling OP Units were $39.7 million and consisted of the following:

Type	Units Outstanding	Return Per Annum
Vested OP Units	1,081,867	Equal to the Company’s common stock dividend
Unvested Time-Based OP Units	675,068	Equal to the Company’s common stock dividend
Unvested Performance-Based OP Units	1,556,501	Dividend equivalent OP Units upon vesting

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

The following table presents the change in the redemption value of the Redeemable noncontrolling interests for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Balance at January 1,	$24,506	$47,877
Net income	359	2,249
Distributions	(359)	(2,249)
Redemption/conversion of noncontrolling interests (1)	(24,792)	(676)
Adjustment to estimated redemption value	286	(418)
Balance at September 30,	$-	$46,783

(1)
Includes Preferred and Common Outside Partner Units, which were fully redeemed in February 2026 and partially redeemed during the nine months ended September 30, 2025. Also, during the nine months ended September 30, 2026, the Company acquired the remaining outside partner’s interest in a consolidated property for a purchase price of $6.0 million.

12. Variable Interest Entities

Consolidated Operating Properties

Kimco OP is considered a VIE, and the Parent Company, which consolidates it, is the primary beneficiary. Substantially all of the Parent Company's assets and liabilities are the assets and liabilities of Kimco OP. In addition, included within the Company’s operating properties at September 30, 2026 and December 31, 2025, are various consolidated entities, that are VIEs for which the Company is the primary beneficiary. These entities have been established to own and operate real estate property. The Company’s involvement with these entities is through its majority ownership and management of the properties. The entities were deemed VIEs primarily because the unrelated investors do not have substantive kick-out rights to remove the general or managing partner by a vote of a simple majority or less, and they do not have substantive participating rights. The Company determined that it was the primary beneficiary of these VIEs as a result of its controlling financial interest. At September 30, 2026, total assets of these VIEs were $1.1 billion and total liabilities were $68.2 million. At December 31, 2025, total assets of these VIEs were $1.7 billion and total liabilities were $153.0 million.

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

Additionally, included within the Company’s real estate, was a consolidated development project, which was a VIE for which the Company was the primary beneficiary at December 31, 2025. The Company deconsolidated this development project during 2026, and it is now accounted for as a preferred equity investment with a gross value of $48.7 million, see Unconsolidated Redevelopment Investments below. This entity was primarily established to develop a real estate property to be held as a long-term investment. The Company’s involvement with this entity was through its majority ownership of the property. This entity was deemed a VIE as the equity investment at risk was not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to this entity was not sufficient to fully finance the real estate construction, as development costs were to be funded by construction loan financing and the partners over the construction period. The Company previously determined that it was the primary beneficiary of this VIE as a result of its controlling financial interest. At December 31, 2025, total assets of this real estate development VIE were $28.1 million, and there were no outstanding liabilities.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	As of September 30, 2026	As of December 31, 2025
Number of unencumbered VIEs	22	23
Number of encumbered VIEs	1	3
Total number of consolidated VIEs	23	26

Restricted Assets:
Real estate, net	$46.5	$347.8
Cash, cash equivalents and restricted cash	1.7	4.6
Accounts and other receivables, net	1.1	3.9
Other assets	1.1	1.9
Total Restricted Assets	$50.4	$358.2

VIE Liabilities:
Mortgages payable, net	$17.2	$83.6
Accounts payable and accrued expenses	11.5	9.8
Intangible liabilities, net	30.4	44.2
Operating lease liabilities	1.7	1.7
Other liabilities	7.4	13.7
Total VIE Liabilities	$68.2	$153.0

Unconsolidated Redevelopment Investments

Included in the Company’s preferred equity investments at September 30, 2026, is an unconsolidated development project located in Daly City, CA, which is a VIE for which the Company is not the primary beneficiary. In addition, the Company has a preferred equity investment in an unconsolidated development project located in Ardmore, PA, that was previously deemed a VIE at December 31, 2025, which was placed in service and now has sufficient capital to finance its activities and, as such, this entity is no longer deemed a VIE at September 30, 2026. These preferred equity investments were primarily established to develop real estate properties for long-term investments and are deemed VIEs primarily because the equity investments at risk are not sufficient to permit the entity to finance its activities without additional financial support. The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by construction loan financing and the partners over the construction periods. The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entities’ partners and therefore does not have controlling financial interest.

As of September 30, 2026 and December 31, 2025, the Company’s preferred equity investments deemed as VIEs were $54.0 million and $39.8 million, respectively, which are included in Other investments on the Company’s Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with these VIEs is the Company’s carrying value in these investments. The Company has not provided financial support to these VIEs that it was not previously contractually required to provide. All future costs of development will be funded with construction loan financing or capital contributions from the Company and the outside partners in accordance with their respective ownership percentages if necessary.

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

The following table presents the carrying amount and estimated fair value of the Company's financial instruments not measured at fair value as of September 30, 2026 and December 31, 2025 (in thousands):

		September 30, 2026		December 31, 2025
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Mortgage and other financing receivables (1)	Level 3	$339,417	$322,530	$383,935	$392,222
Liabilities:
Notes payable, net (2)
Senior unsecured notes	Level 2	$7,183,333	$6,502,516	$6,859,458	$6,550,537
Unsecured term loans	Level 3	$859,759	$860,129	$859,272	$860,685
Mortgages payable, net (3)	Level 3	$428,929	$412,717	$467,203	$455,214

(1)
The carrying value includes, and the fair value excludes, allowance for credit losses of $5.4 million as of both September 30, 2026 and December 31, 2025.
(2)
The carrying value includes, and the fair value excludes, deferred financing costs of $68.4 million and $62.5 million as of September 30, 2026 and December 31, 2025, respectively.
(3)
The carrying value includes, and the fair value excludes, deferred financing costs of $0.8 million as of both September 30, 2026 and December 31, 2025.

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

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, aggregated by the level of the fair value hierarchy within which those measurements fall (in thousands):

	Balance at September 30, 2026	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$4,444	$4,444	$-	$-
Interest rate swaps derivative assets	$12,866	$-	$12,866	$-

	Balance at December 31, 2025	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$2,649	$2,649	$-	$-
Liabilities:
Interest rate swaps derivative liabilities	$8,570	$-	$8,570	$-
Embedded derivative liability	$5,440	$-	$-	$5,440

The significant unobservable input (Level 3 inputs) used in measuring the Company’s embedded derivative liability, which is categorized within Level 3 of the fair value hierarchy, was the discount rate of 5.30% as of December 31, 2025.

The table below summarizes the change in the fair value of the embedded derivative liability measured using Level 3 inputs for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Balance as of January 1,	$5,440	$19,864
Settlements	(5,440)	(370)
Change in fair value (included in Other income/(expense), net)	-	(1,770)
Balance as of September 30,	$-	$17,724

Assets measured at fair value on a non-recurring basis at September 30, 2026 and December 31, 2025 were as follows (in thousands):

	Balance at September 30, 2026	Level 1	Level 2	Level 3
Real estate	$1,500	$-	$-	$1,500

	Balance at December 31, 2025	Level 1	Level 2	Level 3
Real estate	$9,718	$-	$-	$9,718

During the nine months ended September 30, 2026, the Company recognized a $5.6 million impairment charge related to its investment in preferred stock following the investee’s bankruptcy restructuring filing. This investment was included in Other assets on the Company’s Condensed Consolidated Balance Sheets.

During the nine months ended September 30, 2026 and 2025, the Company recognized impairment charges related to adjustments to property carrying values of $9.1 million and $8.6 million, respectively. The Company’s estimated fair values of these assets were primarily based upon estimated sales prices from signed contracts or letters of intent from third-party offers, which were less than the carrying value of the assets. The Company did not have access to the unobservable inputs used to determine the estimated fair values of third-party offers. Based on these inputs, the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy.

14. Incentive Plans

In April 2025, the Company’s stockholders approved the Kimco Realty Corporation 2025 Equity Participation Plan (as amended and/or restated, the “2025 Plan”), which is the successor to the Kimco Realty Corporation 2020 Equity Participation Plan (together with the 2025 Plan, the “Plans”). The 2025 Plan provides for a maximum of 17.5 million shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

equivalents, LTIP Units (including performance-based LTIP Units), stock payments and deferred stock awards. At September 30, 2026, the Company had 16.2 million shares of common stock available for issuance under the 2025 Plan.

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

The Company recognized expenses associated with its equity awards of $27.6 million and $25.3 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company had $43.8 million of total unrecognized compensation cost related to unvested stock compensation granted under the Plans. That cost is expected to be recognized over a weighted-average period of approximately 2.4 years.

Restricted Stock

Information with respect to restricted stock under the Plans for the nine months ended September 30, 2026 and 2025 is as follows:

	2026	2025
Restricted stock outstanding as of January 1,	2,503,102	2,745,884
Granted (1)	617,980	716,070
Vested	(849,916)	(901,414)
Forfeited	(35,726)	(14,624)
Restricted stock outstanding as of September 30,	2,235,440	2,545,916

(1)
The weighted-average grant date fair value for restricted stock issued during the nine months ended September 30, 2026 and 2025 was $22.68 and $20.08, respectively.

Performance Shares

Information with respect to performance share awards under the Plans for the nine months ended September 30, 2026 and 2025 is as follows:

	2026	2025
Performance share awards outstanding as of January 1,	642,660	908,890
Granted (1)	206,570	264,970
Vested	-	-
Performance share awards outstanding as of September 30,	849,230	1,173,860

(1)
The weighted-average grant date fair value for performance shares issued during the nine months ended September 30, 2026 and 2025 was $25.04 and $18.84, respectively. The number of awards granted with operating performance targets are based on assumed achievement of target level performance.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the nine months ended September 30, 2026 and 2025, the Company issued 0 and 524,636 common shares, respectively, in connection with previously vested performance share awards, including performance dividend equivalent shares.

The significant assumptions underlying the determination of fair values using Monte Carlo simulations for the performance share awards granted with market conditions during the nine months ended September 30, 2026 and 2025 were as follows:

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

Time-Based LTIP Units

Information with respect to Time-Based LTIP Unit awards with time-based vesting requirements under the Plans for the nine months ended September 30, 2026 and 2025 is as follows:

	2026	2025
Time-Based LTIP unit awards outstanding as of January 1,	442,708	120,700
Granted (1)	333,090	370,780
Vested	(100,730)	(48,772)
Time-Based LTIP unit awards outstanding as of September 30,	675,068	442,708
(1)
The weighted-average grant date fair value for Time-Based LTIP Units issued during the nine months ended September 30, 2026 and 2025 was $22.66 and $20.08, respectively.

Performance-Based LTIP Units

Information with respect to Performance-Based LTIP Units, including performance dividend equivalent units, under the Plans for the nine months ended September 30, 2026 and 2025 is as follows:

	2026	2025
Performance-Based LTIP unit awards outstanding as of January 1,	1,076,361	474,611
Granted (1)	480,140	601,750
Performance-Based LTIP unit awards outstanding as of September 30,	1,556,501	1,076,361

(1)
The weighted-average grant date fair value for Performance-Based LTIP Units issued, excluding performance dividend equivalent units, during the nine months ended September 30, 2026 and 2025 was $20.07 and $9.42, respectively. The number of awards granted with operating performance targets are based on assumed achievement of target level performance.

The significant assumptions underlying the determination of fair values using Monte Carlo simulations for the Performance-Based LTIP Units granted with market conditions during the nine months ended September 30, 2026 and 2025 were as follows:

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

15. Stockholders’ Equity

Preferred Stock

The Company’s outstanding Preferred Stock as of September 30, 2026 and December 31, 2025 are detailed below:

As of September 30, 2026
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference (in thousands)	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class L	10,350	8,277	$206,925	5.125%	$1.28125	$1.00	8/16/2022
Class M	10,580	9,811	245,262	5.250%	$1.31250	$1.00	12/20/2022
Class N	1,849	627	31,332	7.250%	$3.62500	$1.00	N/A
		18,715	$483,519

As of December 31, 2025
Class of Preferred Stock	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference (in thousands)	Dividend Rate	Annual Dividend per Depositary Share	Par Value	Optional Redemption Date
Class L	10,350	8,902	$222,543	5.125%	$1.28125	$1.00	8/16/2022
Class M	10,580	10,465	261,636	5.250%	$1.31250	$1.00	12/20/2022
Class N	1,849	1,381	69,017	7.250%	$3.62500	$1.00	N/A
		20,748	$553,196

At September 30, 2026, the Class N Preferred Stock depositary shares are convertible by the holders at an exchange ratio of 2.3087 into the Company’s common shares or under certain circumstances by the Company’s election, which is subject to adjustment upon occurrence of certain events. As of September 30, 2026, the Class N Preferred Stock was potentially convertible into 1.4 million shares of common stock. The Company’s Class L and Class M Preferred Stock are not convertible or exchangeable for any other securities or property of the Company.

During January 2024, the Company’s Board of Directors authorized the repurchase of up to 891,000 depositary shares of Class L Preferred Stock, 1,047,000 depositary shares of Class M Preferred Stock, and 185,000 depositary shares of Class N Preferred Stock. During January 2026, the Company’s Board of Directors amended this authorization to be perpetual, eliminating its expiration date. As of September 30, 2026, the Company had 167,999 depositary shares of Class L Preferred Stock, 277,480 depositary shares of Class M Preferred Stock, and 126,578 depositary shares of Class N Preferred Stock available to repurchase under this preferred stock repurchase authorization.

During the nine months ended September 30, 2026, the Company repurchased the following preferred stock:

Class of Preferred Stock	Depositary Shares Repurchased	Purchase Price (in thousands)	Redemption Gain/(Loss) (in thousands)
Class L	624,716	$12,459	$2,628
Class M	654,969	$13,323	$2,548
Class N (1)	753,707	$48,235	$(5,176)

(1)
In connection with the repurchase of 516,750 Class N depositary shares, the Company issued 549,250 common shares for net proceeds of $13.8 million. All of the 753,707 Class N depositary shares repurchased in the table above and the 549,250 common shares issued were separately authorized by the Company’s Board of Directors and not part of the Company’s publicly announced programs or previous authorizations.

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

Common Stock

During November 2025, the Company established an at-the-market continuous offering program (the “ATM Program”) pursuant to which the Company may offer and sell from time-to-time shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $750.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. In addition, the Company may, from time to time, enter into separate forward sale agreements with one or more banks. This program does not expire. The Company did not issue any shares under the ATM Program during the nine months ended September 30, 2026. As of September 30, 2026, the Company had $750.0 million available under this ATM Program.

During November 2025, the Company established a common share repurchase program. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $750.0 million. This program does not expire. During the nine months ended September 30, 2026, the Company repurchased 6,322,103 shares of common stock for an aggregate purchase price of $150.5 million (weighted average price of $23.80 per share). As of September 30, 2026, the Company had $538.1 million available under this common share repurchase program.

In addition to repurchases under the common share repurchase program, in June 2026, separate from the repurchase program described above, the Company repurchased 4.1 million shares of common stock for a total purchase price of $104.7 million (at a price of $25.38 per share) using a portion of the proceeds from the Exchangeable Senior Notes offering.

Dividends Declared

The following table provides a summary of the dividends declared per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common Shares	$0.28000	$0.25000	$0.80000	$0.75000
Class L Depositary Shares	$0.32031	$0.32031	$0.96093	$0.96093
Class M Depositary Shares	$0.32813	$0.32813	$0.98439	$0.98439
Class N Depositary Shares	$0.90625	$0.90625	$2.71875	$2.71875

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. Supplemental Schedule of Non-Cash Investing / Financing Activities

The following schedule summarizes the non-cash investing and financing activities of the Company for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Consolidation of Joint Ventures:
Real estate assets, net	$-	$76,488
Mortgages payable, net	$-	$(31,425)
Deconsolidation of Joint Venture:
Real estate assets, net	$(48,779)	$-
Investments in and advances to other investments	$48,727	$-
Other assets	$(690)	$-
Other liabilities	$512	$-
Proceeds deposited in escrow through sale of real estate interests	$27,827	$10,908
Capital expenditures accrual	$56,114	$45,853
Conversion of other financing receivable to cost method investment	$2,423	$-
Lease liabilities arising from obtaining operating right-of-use assets	$1,424	$7,377
Decrease in noncontrolling interests’ carrying amount, net (including redeemable)	$(3,221)	$(340)
Surrender of restricted common stock/units	$6,394	$11,687
Declaration of dividends/distributions paid in succeeding period	$5,437	$6,364

The following table provides a reconciliation of cash, cash equivalents and restricted cash recorded on the Company’s Condensed Consolidated Balance Sheets to the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	As of September 30, 2026	As of December 31, 2025
Cash and cash equivalents	$543,744	$211,648
Restricted cash	1,172	1,146
Total cash, cash equivalents and restricted cash	$544,916	$212,794

17. Commitments and Contingencies

Letters of Credit

The Company has issued letters of credit in connection with the completion and repayment guarantees, primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At September 30, 2026, these letters of credit aggregated $49.3 million.

In addition, the Company provides a guaranty for the payment of any debt service shortfalls on the Sheridan Redevelopment Agency issued Series A bonds, which are tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. These tax increment revenue bonds have a balance of $31.1 million outstanding at September 30, 2026. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts the Company may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

Funding Commitments

The Company has investments with funding commitments of $30.0 million, of which $25.3 million has been funded as of September 30, 2026. In addition, the Company has mortgage and other financing receivables with undrawn loan advances of $54.3 million as of September 30, 2026.

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

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of September 30, 2026, there were $16.7 million in performance and surety bonds outstanding.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company taken as a whole as of September 30, 2026.

18. Accumulated Other Comprehensive Income/(Loss) (“AOCI”)

The following tables present the change in the components of AOCI for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Cash Flow Hedges for Interest Payments	Cash Flow Hedges for Interest Payments of Unconsolidated Investees	Total	Cash Flow Hedges for Interest Payments	Cash Flow Hedges for Interest Payments of Unconsolidated Investees	Total
Balance at beginning of period	$3,136	$1,654	$4,790	$(8,570)	$(222)	$(8,792)
Other comprehensive income before reclassifications	9,615	812	10,427	21,035	3,154	24,189
Amounts reclassified from AOCI	115	(304)	(189)	401	(770)	(369)
Net current-period other comprehensive income	9,730	508	10,238	21,436	2,384	23,820
Balance at end of period	$12,866	$2,162	$15,028	$12,866	$2,162	$15,028

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Cash Flow Hedges for Interest Payments	Cash Flow Hedges for Interest Payments of Unconsolidated Investees	Total	Cash Flow Hedges for Interest Payments	Cash Flow Hedges for Interest Payments of Unconsolidated Investees	Total
Balance at beginning of period	$(8,470)	$680	$(7,790)	$7,239	$3,799	$11,038
Other comprehensive income/(loss) before reclassifications	762	254	1,016	(12,373)	(2,026)	(14,399)
Amounts reclassified from AOCI	(1,302)	(768)	(2,070)	(3,876)	(1,607)	(5,483)
Net current-period other comprehensive loss	(540)	(514)	(1,054)	(16,249)	(3,633)	(19,882)
Balance at end of period	$(9,010)	$166	$(8,844)	$(9,010)	$166	$(8,844)

On the Company’s Condensed Consolidated Statements of Income, unrealized gains and losses reclassified from AOCI related to (i) cash flow hedges for interest payments are included in Interest expense and (ii) cash flow hedges for interest payments of unconsolidated investees are included in Equity in income of joint ventures, net.

19. Segment Reporting

The Company is an owner and operator of open-air, grocery-anchored shopping centers and mixed use assets of which all the Company's properties are located within the U.S., inclusive of Puerto Rico. Management does not distinguish or group its operations on a

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

geographical basis for purposes of allocating resources or capital. The Company reviews and evaluates operating and financial data for each property on an individual basis. As a result, each of the Company's individual properties is a separate operating segment. The Company defines its reportable segments to be in accordance with the method of internal reporting and the manner in which the Company's chief operating decision maker (“CODM”) makes key operating decisions, evaluates financial results, allocates resources and manages the Company's business. Accordingly, the Company aggregates its operating segments into a single reportable segment due to the similarities with regard to the nature and economics of its properties, tenants and operations, which are operated using consistent business strategies.

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

The following table presents accrual-based lease revenue and other property related income and operating expenses included in the Company's share of NOI for its consolidated and unconsolidated properties (“NOI at share”) for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$539,725	$531,113	$1,638,960	$1,583,329
Operating expenses
Rent	(4,226)	(4,164)	(12,455)	(12,590)
Real estate taxes	(68,015)	(67,384)	(212,089)	(203,854)
Operating and maintenance	(89,416)	(92,434)	(279,776)	(273,056)
Total operating expenses	(161,657)	(163,982)	(504,320)	(489,500)
NOI from unconsolidated real estate joint ventures	49,672	47,970	150,952	148,555
NOI at share	$427,740	$415,101	$1,285,592	$1,242,384

The following table presents the reconciliation of NOI at share to Net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NOI at share	$427,740	$415,101	$1,285,592	$1,242,384
Adjustments:
Management and other fee income	6,422	4,748	16,004	14,331
General and administrative	(29,959)	(29,646)	(97,095)	(96,485)
Impairment charges	(7,984)	(440)	(14,650)	(8,619)
Depreciation and amortization	(155,945)	(158,269)	(461,450)	(473,045)
Gain on sale of properties	89,382	3,705	106,451	43,514
Other income/(expense), net	3,186	(2,319)	(63)	789
Mortgage and other financing income, net	12,630	12,375	36,549	35,706
Interest expense	(87,721)	(84,261)	(254,751)	(245,842)
(Provision)/benefit for income taxes, net	(149)	875	86	45
Equity in income of joint ventures, net	73,909	26,967	131,166	73,640
Equity in income/(loss) of other investments, net	229	(811)	5,491	1,637
NOI from unconsolidated real estate joint ventures	(49,672)	(47,970)	(150,952)	(148,555)
Net income	$282,068	$140,055	$602,378	$439,500

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Earnings Per Share/Unit

The following table sets forth the reconciliation of the Company’s earnings and the weighted-average number of shares used in the calculation of basic and diluted earnings per share (amounts presented in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Computation of Basic and Diluted Earnings Per Share:
Net income available to the Company's common shareholders	$272,465	$130,239	$575,585	$410,803
Earnings attributable to participating securities	(1,401)	(640)	(2,165)	(1,867)
Net income available to the Company’s common shareholders for basic earnings per share	271,064	129,599	573,420	408,936
Distributions on convertible units	10	-	2,771	27
Distributions on convertible preferred shares	674	-	-	-
Net income available to the Company’s common shareholders for diluted earnings per share	$271,748	$129,599	$576,191	$408,963

Weighted average common shares outstanding – basic	666,460	674,639	669,814	675,433
Effect of dilutive securities (1):
Equity awards	878	732	859	762
Assumed conversion of convertible units	88	52	3,316	91
Assumed conversion of convertible preferred shares	1,767	-	-	-
Weighted average common shares outstanding – diluted	669,193	675,423	673,989	676,286

Net income available to the Company's common shareholders:
Basic earnings per share	$0.41	$0.19	$0.86	$0.61
Diluted earnings per share	$0.41	$0.19	$0.85	$0.60

(1)
The effect of the assumed conversion of certain convertible units and preferred shares had an anti-dilutive effect upon the calculation of Net income available to the Company’s common shareholders per share. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations. Additionally, there were potentially issuable shares related to the Exchangeable Senior Notes that were not dilutive as of September 30, 2026.

KIMCO REALTY CORPORATION AND SUBSIDIARIES AND KIMCO REALTY OP, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the reconciliation of Kimco OP’s earnings and the weighted-average number of units used in the calculation of basic and diluted earnings per unit (amounts presented in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Computation of Basic and Diluted Earnings Per Unit:
Net income available to Kimco OP’s common unitholders	$273,193	$130,533	$577,142	$411,655
Earnings attributable to participating securities	(1,454)	(751)	(2,612)	(2,089)
Net income available to Kimco OP’s common unitholders for basic earnings per unit	271,739	129,782	574,530	409,566
Distributions on convertible units	875	-	1,857	27
Distributions on convertible preferred units	674	-	-	-
Net income available to Kimco OP’s common unitholders for diluted earnings per unit	$273,288	$129,782	$576,387	$409,593

Weighted average common units outstanding – basic	667,542	675,641	670,885	676,421
Effect of dilutive securities (1):
Unit awards	878	732	859	762
Assumed conversion of convertible units	2,218	52	2,245	91
Assumed conversion of convertible preferred units	1,767	-	-	-
Weighted average common units outstanding – diluted	672,405	676,425	673,989	677,274

Net income available to Kimco OP’s common unitholders:
Basic earnings per unit	$0.41	$0.19	$0.86	$0.61
Diluted earnings per unit	$0.41	$0.19	$0.86	$0.60

(1)
The effect of the assumed conversion of certain convertible units and preferred units had an anti-dilutive effect upon the calculation of Net income available to Kimco OP’s common unitholders per unit. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per unit calculations. Additionally, there were potentially issuable units related to the Exchangeable Senior Notes that were not dilutive as of September 30, 2026.

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

Executive Overview

Kimco Realty Corporation and its subsidiaries (the “Parent Company”) operates as a Real Estate Investment Trust (“REIT”), of which substantially all of the Parent Company’s assets are held by, and substantially all of the Parent Company’s operations are conducted through, Kimco Realty OP, LLC (“Kimco OP”), either directly or through its subsidiaries, as the Parent Company’s operating company, and the Parent Company is the managing member of Kimco OP. Management operates the Parent Company and Kimco OP as one business. As of September 30, 2026, the Parent Company owned 99.74% of the outstanding limited liability company interests (the “OP Units”) in Kimco OP. The terms “Kimco,” “the Company,” and “our” each refer to the Parent Company and Kimco OP, collectively, unless the context indicates otherwise. In statements regarding qualification as a REIT, such terms refer solely to Kimco Realty Corporation.

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

The Company is a self-administered REIT and has owned and operated open-air shopping centers for over 65 years. The Company has not engaged, nor does it expect to retain, any REIT advisors in connection with the operation of its properties. As of September 30, 2026, the Company had interests in 561 U.S. shopping center properties, aggregating 99.1 million square feet of gross leasable area (“GLA”), located in 29 states. In addition, the Company had 65 other property interests, primarily including net leased properties, preferred equity investments, and other investments, totaling 5.1 million square feet of GLA. The Company’s ownership interests in real estate consist of its consolidated portfolio and portfolios where the Company owns an economic interest, such as properties in the Company’s investment real estate management programs, where the Company partners with institutional investors and also retains management.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2026 and 2025

The following table presents the comparative results from the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2026, as compared to the corresponding periods in 2025 (in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Revenues
Revenues from rental properties, net	$539,725	$531,113	$8,612	$1,638,960	$1,583,329	$55,631
Management and other fee income	6,422	4,748	1,674	16,004	14,331	1,673
Operating expenses
Rent (1)	(4,226)	(4,164)	(62)	(12,455)	(12,590)	135
Real estate taxes	(68,015)	(67,384)	(631)	(212,089)	(203,854)	(8,235)
Operating and maintenance (2)	(89,416)	(92,434)	3,018	(279,776)	(273,056)	(6,720)
General and administrative (3)	(29,959)	(29,646)	(313)	(97,095)	(96,485)	(610)
Impairment charges	(7,984)	(440)	(7,544)	(14,650)	(8,619)	(6,031)
Depreciation and amortization	(155,945)	(158,269)	2,324	(461,450)	(473,045)	11,595
Gain on sale of properties	89,382	3,705	85,677	106,451	43,514	62,937
Other income/(expense)
Other income/(expense), net	3,186	(2,319)	5,505	(63)	789	(852)
Mortgage and other financing income, net	12,630	12,375	255	36,549	35,706	843
Interest expense	(87,721)	(84,261)	(3,460)	(254,751)	(245,842)	(8,909)
(Provision)/benefit for income taxes, net	(149)	875	(1,024)	86	45	41
Equity in income of joint ventures, net	73,909	26,967	46,942	131,166	73,640	57,526
Equity in income/(loss) of other investments, net	229	(811)	1,040	5,491	1,637	3,854
Net income attributable to noncontrolling interests	(2,994)	(2,280)	(714)	(5,112)	(5,922)	810
Preferred dividends, net	(6,609)	(7,536)	927	(21,681)	(22,775)	1,094
Net income available to the Company's common shareholders	$272,465	$130,239	$142,226	$575,585	$410,803	$164,782
Net income available to the Company's common shareholders:
Diluted per common share	$0.41	$0.19	$0.22	$0.85	$0.60	$0.25

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

Net income available to the Company’s common shareholders was $272.5 million for the three months ended September 30, 2026, as compared to $130.2 million for the comparable period in 2025. On a diluted per common share basis, Net income available to the Company’s common shareholders for the three months ended September 30, 2026 was $0.41, as compared to $0.19 for the three months ended September 30, 2025.

Net income available to the Company’s common shareholders was $575.6 million for the nine months ended September 30, 2026, as compared to $410.8 million for the comparable period in 2025. On a diluted per common share basis, Net income available to the Company’s common shareholders for the nine months ended September 30, 2026 was $0.85 as compared to $0.60 for the comparable period in 2025.

The following describes the changes of certain line items included on the Company’s Condensed Consolidated Statements of Income that the Company believes changed significantly and affected Net income available to the Company’s common shareholders during the three and nine months ended September 30, 2026, as compared to the corresponding periods in 2025.

Revenues from rental properties, net –

The increase in Revenues from rental properties, net of $8.6 million for the three months ended September 30, 2026, as compared to the corresponding period in 2025, is primarily from (i) a net increase in revenues from tenants of $7.4 million, primarily due to an increase in leasing activity and net growth in the current portfolio, (ii) an increase in revenues of $3.7 million due to properties acquired during 2026 and 2025, (iii) an increase in lease termination fee income of $2.8 million and (iv) a net increase of $1.4 million due to changes in credit losses from tenants, partially offset by (v) a decrease in amortization of above-market and below-market leases of $4.8 million primarily from vacated tenants and (vi) a decrease in revenues of $1.9 million due to dispositions during 2026 and 2025.

The increase in Revenues from rental properties, net of $55.6 million for the nine months ended September 30, 2026, as compared to the corresponding period in 2025, is primarily from (i) a net increase in revenues from tenants of $42.6 million, primarily due to an increase in leasing activity and net growth in the current portfolio, (ii) an increase in revenues of $9.8 million due to properties acquired during 2026 and 2025, (iii) a net increase of $3.0 million due to changes in credit losses from tenants, (iv) an increase in amortization of above-market and below-market leases of $2.7 million primarily from vacated tenants and (v) an increase in net straight-line rental income of $2.6 million, partially offset by (vi) a decrease in revenues of $5.1 million due to dispositions during 2026 and 2025.

Real estate taxes –

The increase in Real estate taxes of $8.2 million for the nine months ended September 30, 2026, as compared to the corresponding period in 2025, is primarily due to (i) an overall increase in assessed values in the current portfolio, (ii) an increase of $1.1 million due to properties acquired during 2026 and 2025 and (iii) timing of real estate tax refunds.

Operating and maintenance –

The increase in Operating and maintenance expense of $6.7 million for the nine months ended September 30, 2026, as compared to the corresponding period in 2025, is primarily due to (i) an increase in snow removal costs of $4.6 million, (ii) an overall increase in utility expenses of $3.9 million and (iii) an overall increase in operating costs of $2.0 million, partially offset by (iv) a decrease in repairs and maintenance expense of $2.3 million and (v) lower insurance expense of $1.5 million.

Impairment charges –

During the nine months ended September 30, 2026, the Company recognized a $5.6 million impairment charge related to its investment in preferred stock following the investee’s bankruptcy restructuring filing. Additionally, during the nine months ended September 30, 2026 and 2025, the Company recognized impairment charges related to adjustments to property carrying values of $9.1 million and $8.6 million, respectively, for which the Company’s estimated fair values were primarily based upon signed contracts or letters of intent from third-party offers. These adjustments to property carrying values were recognized in connection with the Company’s efforts to market certain properties and management’s assessment as to the likelihood and timing of such potential transactions. Certain of the calculations to determine fair values utilized unobservable inputs and, as such, were classified as Level 3 of the FASB’s fair value hierarchy.

Depreciation and amortization –

The decrease in Depreciation and amortization of $11.6 million for the nine months ended September 30, 2026, as compared to the corresponding period in 2025, is primarily due to (i) a net decrease of $28.9 million due to fully depreciated assets and write-offs, primarily from demolition and vacated tenants and (ii) a decrease of $12.5 million due to dispositions during 2026 and 2025, partially offset by (iii) an increase of $24.5 million due to depreciation commencing on certain redevelopment projects and tenant improvement projects that were placed into service during 2026 and 2025 and (iv) an increase of $5.3 million resulting from properties acquired during 2026 and 2025.

Gain on sale of properties –

During the nine months ended September 30, 2026, the Company disposed of three operating properties and nine parcels, in separate transactions, for an aggregate sales price of $188.8 million, which resulted in aggregate gains of $106.5 million. During the nine months ended September 30, 2025, the Company disposed of two operating properties and three land parcels, in separate transactions, for an aggregate sales price of $71.6 million, which resulted in an aggregate gain of $43.5 million.

Other income/(expense), net –

The change in Other income/(expense), net of $5.5 million for the three months ended September 30, 2026, as compared to the corresponding period in 2025, is primarily due to (i) an increase in interest income of $4.1 million resulting from higher cash balances during 2026 as compared to 2025 and (ii) $1.1 million in lower costs associated with potential transactions for which the Company is no longer pursuing.

Interest expense –

The increases in Interest expense of $3.5 million and $8.9 million for the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in 2025, are primarily due to (i) the issuance of unsecured notes and assumption of mortgage loans during 2026 and 2025, partially offset by (ii) the paydown of unsecured notes and repayment of mortgage loans during 2026 and 2025.

Equity in income of joint ventures, net –

The increase in Equity in income of joint ventures, net of $46.9 million for the three months ended September 30, 2026, as compared to the corresponding period in 2025, is primarily due to (i) higher gains of $44.7 million recognized on sale of properties within various joint venture investments during 2026 compared to 2025 and (ii) higher equity in income of $2.7 million primarily due to lower depreciation and amortization expense, partially offset by (iii) impairment charges of $0.5 million during 2026.

The increase in Equity in income of joint ventures, net of $57.5 million for the nine months ended September 30, 2026, as compared to the corresponding period in 2025, is primarily due to (i) higher gains of $53.9 million recognized on sale of operating properties within various joint venture investments during 2026 compared to 2025 and (ii) higher equity in income of $4.1 million primarily due to lower depreciation and amortization expense, partially offset by (iii) impairment charges of $0.5 million during 2026.

Equity in income/(loss) of other investments, net –

The increase in Equity in income/(loss) of other investments, net of $3.9 million for the nine months ended September 30, 2026, as compared to the corresponding period in 2025, is primarily due to an increase in profit participation of $6.8 million from the sale of a property within the Company’s Preferred Equity Program during 2026, partially offset by mark-to-market fluctuations of certain investments.

Tenant Concentration

The Company reduces its operating and leasing risks through diversification achieved by the geographic distribution of its properties and a large tenant base. As of September 30, 2026, the Company had interests in 561 U.S. shopping center properties, aggregating 99.1 million square feet of GLA, located in 29 states. At September 30, 2026, the Company’s five largest tenants were The TJX Companies, Ross Stores, Burlington Stores, Inc., Amazon/Whole Foods and Albertsons Companies, Inc., which represented 3.8%, 2.0%, 1.9%, 1.8% and 1.6%, respectively, of the Company’s annualized base rental revenues, including the proportionate share of base rental revenues from properties in which the Company has less than a 100% economic interest.

Liquidity and Capital Resources

The Company’s capital resources include accessing the public debt and equity capital markets, unsecured term loans, mortgages and construction loan financing, and immediate access to the Company’s unsecured revolving credit facility (“Credit Facility”) with bank commitments of $2.0 billion, which can be increased to $2.75 billion through an accordion feature. During January 2026, the Company established a commercial paper program to issue unsecured, unsubordinated notes up to a maximum of $750.0 million (the “Commercial Paper Program”). The Commercial Paper Program is backstopped by the Company’s commitment to maintain available borrowing capacity under its Credit Facility in an amount equal to actual borrowings under the program. As of September 30, 2026, the Commercial Paper Program had no outstanding balance.

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

The Company’s cash flow activities are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash, cash equivalents and restricted cash, beginning of the period	$212,794	$689,731
Net cash flow provided by operating activities	977,839	861,644
Net cash flow provided by/(used for) investing activities	518	(491,318)
Net cash flow used for financing activities	(646,235)	(899,576)
Net change in cash, cash equivalents and restricted cash	332,122	(529,250)
Cash, cash equivalents and restricted cash, end of the period	$544,916	$160,481

Operating Activities

Net cash flow provided by operating activities for the nine months ended September 30, 2026 was $977.8 million, as compared to $861.6 million for the comparable period in 2025. The increase of $116.2 million is primarily attributable to:

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

Investing Activities

Net cash flow provided by investing activities was $0.5 million for the nine months ended September 30, 2026, as compared to net cash flow used for investing activities of $491.3 million for the comparable period in 2025.

Investing activities during the nine months ended September 30, 2026 primarily consisted of:

Cash inflows:

•
$203.9 million in distributions from real estate joint ventures and other investments in excess of equity in earnings primarily due to proceeds from the sale of operating properties and mortgage loan financings;
•
$164.6 million from the collection of mortgage and other financing receivables; and
•
$156.4 million in proceeds from sale of three operating properties and nine land parcels.

Cash outflows:

•
$273.9 million for improvements to operating real estate, primarily related to re-tenanting, tenant improvements and redevelopment projects;
•
$122.1 million for investment in mortgage and other financing receivables related to new mortgage and other financing receivables;
•
$115.5 million for acquisition of two operating properties and a leasehold interest; and
•
$12.3 million for investments in and advances to real estate joint ventures and other investments.

Investing activities during the nine months ended September 30, 2025 primarily consisted of:

Cash inflows:

•
$71.8 million from the collection of mortgage and other financing receivables;
•
$58.2 million in proceeds from sale of two operating properties and three land parcels; and
•
$19.8 million in distributions from real estate joint ventures and other investments in excess of equity in earnings.

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

Acquisition of Operating Real Estate –

The Company anticipates spending up to approximately $150.0 million to $300.0 million towards the acquisition of, or the purchase of additional interests in, operating properties for the remainder of 2026. The Company intends to fund these potential acquisitions with net cash flow provided by operating activities, cash on hand, proceeds from property dispositions, and/or availability under its Credit Facility and Commercial Paper Program. During the nine months ended September 30, 2026 and 2025, the Company expended $115.5 million and $144.4 million for the acquisition of operating real estate properties, respectively.

Improvements to Operating Real Estate –

During the nine months ended September 30, 2026 and 2025, the Company expended the following amounts for improvements to operating real estate (in thousands):

	Nine Months Ended September 30,
	2026	2025
Redevelopment and renovations	$179,586	$126,267
Tenant improvements and tenant allowances	94,361	105,699
Total improvements	$273,947	$231,966

The Company, on a selective basis, will redevelop projects or re-tenant its properties to maintain or enhance its competitive position in the marketplace. The Company is actively pursuing redevelopment opportunities within its operating portfolio, including residential and mixed use components, which it believes will increase the overall value by bringing in new tenants and improving the assets’ value. The Company anticipates its capital commitment toward these redevelopment projects and re-tenanting efforts for the remainder of 2026 will be approximately $75.0 million to $100.0 million. The funding of these capital requirements will be from net cash flow provided by operating activities, cash on hand, proceeds from property dispositions, and/or availability under the Company’s Credit Facility and Commercial Paper Program.

Financing Activities

Net cash flow used for financing activities was $646.2 million for the nine months ended September 30, 2026, as compared to $899.6 million for the comparable period in 2025.

Financing activities during the nine months ended September 30, 2026 primarily consisted of:

Cash inflows:

•
$600.0 million in proceeds from issuance of exchangeable senior notes;
•
$17.4 million in proceeds from mortgage loan financing; and
•
$13.8 million in proceeds from issuance of common stock, net.

Cash outflows:

•
$560.1 million of dividends paid;
•
$266.0 million for repayments of unsecured notes;
•
$255.2 million for repurchase of common stock;
•
$73.9 million for repurchase of preferred stock;
•
$55.9 million in principal payments on debt (related to the repayment of debt on two encumbered properties), including normal amortization on rental property debt;
•
$44.7 million for distribution and redemption of noncontrolling interests;
•
$19.6 million in financing origination costs; and
•
$6.4 million in shares repurchased for employee tax withholding on equity awards.

Financing activities during the nine months ended September 30, 2025 primarily consisted of:

Cash inflows:

•
$500.0 million in proceeds from issuance of unsecured notes; and
•
$40.0 million in proceeds from the Credit Facility, net.

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

The Company continually evaluates its debt maturities and, based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. As of September 30, 2026, the Company had consolidated floating rate debt totaling $17.2 million. The Company continues to pursue borrowing opportunities with large commercial U.S. and global banks, select life insurance companies and certain regional and local banks.

Debt maturities for 2026 consist of $507.0 million of consolidated debt and $24.6 million of unconsolidated joint venture debt, assuming the utilization of extension options where available. During October 2026, the Company repaid $500.0 million of consolidated senior unsecured notes. The 2026 remaining consolidated debt maturities are anticipated to be repaid with net cash flow provided by operating activities, cash on hand, borrowings under its Credit Facility and Commercial Paper Program and/or debt refinancing, as deemed appropriate. The 2026 debt maturities on properties in the Company’s unconsolidated joint ventures are anticipated to be repaid through net cash flow provided by operating activities, debt refinancing, proceeds from sales, and/or partner capital contributions, as deemed appropriate.

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

During February 2025, the Company filed a registration statement on Form S-8 for the Kimco Realty Corporation 2025 Equity Participation Plan (the “2025 Plan”), which was approved by the Company’s stockholders on April 29, 2025 and is a successor to the Kimco Realty Corporation 2020 Equity Participation Plan. The 2025 Plan provides for a maximum of 17.5 million shares of the Company’s common stock to be reserved for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalents, stock payments, deferred stock awards and long-term incentive plan units. At September 30, 2026, the Company had 16.2 million shares of common stock available for issuance under the 2025 Plan.

Preferred Stock –

The Company’s Board of Directors authorized the repurchase of up to 891,000 depositary shares of Class L Preferred Stock, 1,047,000 depositary shares of Class M Preferred Stock, and 185,000 depositary shares of Class N Preferred Stock, representing an aggregate of up to 2,123 shares of the Company’s preferred stock, par value $1.00 per share. During January 2026, the Company’s Board of Directors amended this authorization to be perpetual, eliminating its expiration date. As of September 30, 2026, the Company had 167,999 depositary shares of Class L Preferred Stock, 277,480 depositary shares of Class M Preferred Stock, and 126,578 depositary shares of Class N Preferred Stock available to repurchase under this preferred stock repurchase authorization.

During the nine months ended September 30, 2026, the Company repurchased the following preferred stock:

Class of Preferred Stock	Depositary Shares Repurchased	Purchase Price (in thousands)	Redemption Gain/(Loss) (in thousands)
Class L	624,716	$12,459	$2,628
Class M	654,969	$13,323	$2,548
Class N (1)	753,707	$48,235	$(5,176)

(1)
In connection with the repurchase of 516,750 Class N depositary shares, the Company issued 549,250 common shares for net proceeds of $13.8 million. All of the 753,707 Class N depositary shares repurchased in the table above and the 549,250 common shares issued were separately authorized by the Company’s Board of Directors and not part of the Company’s publicly announced programs or previous authorizations.

Common Stock –

During November 2025, the Company established an at-the-market continuous offering program (the “ATM Program”) pursuant to which the Company may offer and sell, from time-to-time, shares of its common stock, par value $0.01 per share, with an aggregate gross sales price of up to $750.0 million through a consortium of banks acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time, in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise (i) at market prices prevailing at the time of sale, (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent. In addition, the Company may from time to time enter into separate forward sale agreements with one or more banks. This program does not expire. The Company did not issue any shares under the ATM Program during the nine months ended September 30, 2026. As of September 30, 2026, the Company had $750.0 million available under this ATM Program.

During November 2025, the Company established a common share repurchase program. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $750.0 million. This program has no expiration date. During the nine months ended September 30, 2026, the Company repurchased 6,322,103 shares of common stock for an aggregate purchase price of $150.5 million (weighted average price of $23.80 per share). As of September 30, 2026, the Company had $538.1 million available under this common share repurchase program.

In addition to repurchases under the common share repurchase program, in June 2026, separate from the repurchase program described above, the Company repurchased 4.1 million shares of common stock for a total purchase price of $104.7 million (at a price of $25.38 per share) using a portion of the proceeds from the Exchangeable Senior Notes offering.

Senior Notes –

The Company’s supplemental indenture governing its senior notes contains the following covenants, all of which the Company is compliant with:

Covenant	Must Be	As of September 30, 2026
Consolidated Indebtedness to Total Assets	< 65%	35%
Consolidated Secured Indebtedness to Total Assets	< 40%	2%
Consolidated Income Available for Debt Service to Maximum Annual Service Charge	> 1.50x	5.2x
Unencumbered Total Asset Value to Consolidated Unsecured Indebtedness	> 1.50x	2.9x

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

During the nine months ended September 30, 2026, the Company fully repaid the following notes payable (dollars in millions):

Type	Date Paid	Amount Repaid	Interest Rate	Maturity Date
Unsecured note	Aug-26	$250.0	3.25%	Aug-26
Unsecured note	Jul-26	$16.0	6.64%	Jul-26

During October 2026, the Company repaid $500.0 million in senior unsecured notes, which matured in October 2026 and bore interest at a rate of 2.80% per annum.

Credit Facility –

In February 2026, the Company closed on a new $2.0 billion Credit Facility with a group of banks. The Credit Facility is scheduled to expire in March 2030 with two additional six-month options to extend the maturity date, at the Company’s discretion, to March 2031. The Credit Facility can be increased to $2.75 billion through an accordion feature. The Credit Facility is a green credit facility tied to sustainability metric targets, as described in the agreement. The Credit Facility accrues interest at a rate of Term SOFR, as defined in the terms of the Credit Facility, plus an applicable spread determined by the Company’s credit ratings. The interest rate can be further adjusted upward or downward based on the sustainability metric targets and the Company’s credit rating, as defined in the agreement. As of September 30, 2026, the interest rate on the Credit Facility is Term SOFR plus 63.5 basis points (4.64% as of September 30, 2026) after reductions for sustainability metrics achieved and the Company’s current credit rating. Pursuant to the terms of the Credit Facility, the Company is subject to certain covenants. As of September 30, 2026, the Credit Facility had no outstanding balance and no appropriations for letters of credit.

Pursuant to the terms of the Credit Facility, the Company, among other things, is subject to maintenance of various covenants. The Company is currently in compliance with these covenants. The financial covenants for the Credit Facility are as follows:

Covenant	Must Be	As of September 30, 2026
Total Indebtedness to Gross Asset Value (“GAV”)	< 60%	36%
Total Priority Indebtedness to GAV	< 35%	1%
Unencumbered Asset Net Operating Income to Total Unsecured Interest Expense	> 1.75x	4.5x
Fixed Charge Total Adjusted EBITDA to Total Debt Service	> 1.50x	4.1x

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

The Company used a portion of the proceeds from the offering to repurchase 4.1 million shares of its common stock for a total purchase price of $104.7 million (at a price of $25.38 per share). The Company intends to use the remainder of the net proceeds, for general corporate purposes, including, but not limited to, the redemption or repayment of indebtedness and funding for suitable acquisition, investment and redevelopment opportunities.

Term Loans –

The Company has $310.0 million of unsecured term loans ( the “Term Loans”) with a group of banks, which were scheduled to expire between November 2026 and February 2028. In March 2026, the Company amended the Term Loans to add two one-year options to extend the maturity dates, at the Company’s discretion, to November 2028 through February 2030. The Term Loans accrue interest at the rate of Adjusted Term SOFR plus an applicable spread determined by the Company’s credit rating and sustainability metric targets, as described in the agreement. As of September 30, 2026, the interest rates on the Term Loans are Adjusted Term SOFR plus 71.0 basis points after reductions for sustainability metrics achieved and the Company’s current credit rating. As of September 30, 2026, the Company had 20 swap rate agreements with various lenders swapping the interest rates on the Term Loans to all-in fixed rates ranging from 4.38% to 4.58%.

The Company has a $550.0 million unsecured term loan credit facility (the “Term Loan Credit Facility”) with a group of banks, which is scheduled to mature in January 2027 with two one-year options to extend to January 2029. The Term Loan Credit Facility, as amended, accrues interest at a rate of Adjusted Term SOFR plus an applicable spread determined by the Company’s credit rating, as described in the agreement. As of September 30, 2026, the interest rate on the Term Loan Credit Facility is Adjusted Term SOFR plus 75.0 basis points based on the Company’s current credit rating. As of September 30, 2026, the Company had six swap rate agreements with various lenders swapping the overall interest rate on the $550.0 million Term Loan Credit Facility to an all-in fixed rate of 4.46%.

Mortgages Payable –

During the nine months ended September 30, 2026, the Company (i) repaid $31.0 million of mortgage debt that encumbered an operating property and (ii) refinanced a mortgage loan on a consolidated joint venture operating property by obtaining a $23.0 million mortgage loan, of which $17.4 million has been funded and was used to repay the $16.1 million outstanding on the prior mortgage loan.

In addition to the public equity and debt markets as capital sources, the Company may, from time to time, obtain mortgage financing on selected properties to partially fund the capital needs of its real estate redevelopment and re-tenanting projects. As of September 30, 2026, the Company had over 520 unencumbered property interests in its portfolio.

Letters of Credit –

The Company has issued letters of credit in connection with the completion and repayment guarantees, primarily on certain of the Company’s redevelopment projects and guaranty of payment related to the Company’s insurance program. At September 30, 2026, these letters of credit aggregated $49.3 million.

In addition, the Company provides a guaranty for the payment of any debt service shortfalls on the Sheridan Redevelopment Agency issued Series A bonds, which are tax increment revenue bonds issued in connection with a development project in Sheridan, Colorado. These tax increment revenue bonds have a balance of $31.1 million outstanding at September 30, 2026. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts the Company may have to provide under a guaranty. The revenue generated from incremental sales, property taxes and PIF have satisfied the debt service requirements to date. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040.

Funding Commitments –

The Company has investments with funding commitments of $30.0 million, of which $25.3 million has been funded as of September 30, 2026. In addition, the Company has mortgage and other financing receivables with undrawn loan advances of $54.3 million as of September 30, 2026.

Other –

The Parent Company guarantees the unsecured debt instruments of Kimco OP, including the Credit Facility. These guarantees by the Parent Company are full, irrevocable, unconditional and absolute joint and several guarantees to the holders of each series of such unsecured debt instruments.

In connection with the construction of its development and redevelopment projects and related infrastructure, certain public agencies require posting of performance and surety bonds to guarantee that the Company’s obligations are satisfied. These bonds expire upon the completion of the improvements and infrastructure. As of September 30, 2026, the Company had $16.7 million in performance and surety bonds outstanding.

Dividends –

In connection with its intention to continue to qualify as a REIT for U.S. federal income tax purposes, the Company expects to continue paying regular dividends to its stockholders. These dividends will be paid from operating cash flows. The Company’s Board of Directors will continue to evaluate the Company’s dividend policy on a quarterly basis as it monitors sources of capital and evaluates the impact of the economy and capital markets availability on operating fundamentals. Since cash used to pay dividends reduces amounts available for capital investment, the Company generally intends to maintain a dividend payout ratio which reserves such amounts as it considers necessary for the expansion and renovation of shopping centers in its portfolio, debt reduction, the acquisition of interests in new properties and other investments as suitable opportunities arise and such other factors as the Board of Directors considers appropriate. Cash dividends paid for common and preferred stock for the nine months ended September 30, 2026 and 2025 were $560.1 million and $531.1 million, respectively.

Although the Company receives substantially all of its rental payments on a monthly basis, it generally intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution will be invested by the Company in short-term money market or other suitable instruments. The Company’s objective is to establish a dividend level that maintains compliance with the Company’s REIT taxable income distribution requirements. On July 28, 2026, the Company’s Board of Directors declared quarterly dividends with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L, M and N), which were paid on October 15, 2026, to shareholders of record on October 1, 2026. Additionally, on July 28, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.28 per common share, representing a 7.7% increase from the prior quarterly dividend of $0.26, which was paid on September 17, 2026 to shareholders of record on September 4, 2026.

On October 27, 2026, the Company’s Board of Directors declared quarterly dividends with respect to the Company’s classes of cumulative redeemable preferred shares (Classes L, M and N), which are scheduled to be paid on January 15, 2027, to shareholders of record on January 4, 2027. Additionally, the Company’s Board of Directors declared a quarterly cash dividend of $0.28 per common share, payable on December 18, 2026 to shareholders of record on December 4, 2026.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income available to the Company’s common shareholders	$272,465	$130,239	$575,585	$410,803
Gain on sale of properties	(89,382)	(3,705)	(106,451)	(43,514)
Gain on sale of joint venture properties	(50,559)	(5,803)	(60,496)	(6,587)
Depreciation and amortization - real estate related	154,993	157,152	458,494	469,529
Depreciation and amortization - real estate joint ventures	18,989	19,656	58,954	63,521
Impairment charges (including real estate joint ventures)	8,505	440	15,171	8,619
Provision for loan losses, net	-	1,900	-	1,900
Profit participation from other investments, net	755	1,752	(3,500)	906
Loss/(gain) on marketable securities/derivative, net	65	646	89	(1,802)
(Benefit)/provision for income taxes, net (1)	(7)	(1,217)	1	(1,355)
Noncontrolling interests (1)	365	(744)	(1,240)	(2,253)
FFO available to the Company’s common shareholders	$316,189	$300,316	$936,607	$899,767
Weighted average shares outstanding for FFO calculations:
Basic	666,460	674,639	669,814	675,433
Units	3,792	3,576	3,814	3,297
Convertible preferred shares	1,767	3,185	2,708	3,217
Dilutive effect of equity awards	878	732	859	762
Diluted (2)	672,897	682,132	677,195	682,709
FFO per common share – basic	$0.47	$0.45	$1.40	$1.33
FFO per common share – diluted (2)	$0.47	$0.44	$1.39	$1.33

(1)
Related to gains, impairments, depreciation on properties and gains/(losses) on sales of marketable securities and derivatives, where applicable.
(2)
Reflects the potential impact of convertible preferred shares and certain units if converted to common stock at the beginning of the period. FFO available to the Company’s common shareholders would be increased by $1,799 and $2,186 for the three months ended September 30, 2026 and 2025, respectively. FFO available to the Company’s common shareholders would be increased by $6,353 and $6,233 for the nine months ended September 30, 2026 and 2025, respectively. The effect of other certain convertible units would have an anti-dilutive effect upon the calculation of FFO available to the Company’s common shareholders per share. Accordingly, the impact of such conversion has not been included in the determination of diluted FFO per share calculations. Additionally, there were potentially issuable shares related to the Exchangeable Senior Notes that were not dilutive as of September 30, 2026.

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

The following is a reconciliation of Net income available to the Company’s common shareholders to Same property NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income available to the Company’s common shareholders	$272,465	$130,239	$575,585	$410,803
Adjustments:
Management and other fee income	(6,422)	(4,748)	(16,004)	(14,331)
General and administrative	29,959	29,646	97,095	96,485
Impairment charges	7,984	440	14,650	8,619
Depreciation and amortization	155,945	158,269	461,450	473,045
Gain on sale of properties	(89,382)	(3,705)	(106,451)	(43,514)
Other (income)/expense, net	(3,186)	2,319	63	(789)
Mortgage and other financing income, net	(12,630)	(12,375)	(36,549)	(35,706)
Interest expense	87,721	84,261	254,751	245,842
Provision/(benefit) for income taxes, net	149	(875)	(86)	(45)
Equity in (income)/loss of other investments, net	(229)	811	(5,491)	(1,637)
Net income attributable to noncontrolling interests	2,994	2,280	5,112	5,922
Preferred dividends, net	6,609	7,536	21,681	22,775
Non same property net operating income	(22,738)	(29,003)	(82,896)	(78,526)
Non-operational expense from joint ventures, net	(24,237)	21,003	19,785	74,913
Same property NOI	$405,002	$386,098	$1,202,695	$1,163,856

Same property NOI increased by $18.9 million, or 4.9%, for the three months ended September 30, 2026, as compared to the corresponding period in 2025. This increase is primarily the result of (i) an increase of $12.4 million in minimum rent, primarily related to strong leasing activity, (ii) an increase in net recovery income of $5.0 million and (iii) a decrease in credit losses of $1.3 million.

Same property NOI increased by $38.8 million, or 3.3%, for the nine months ended September 30, 2026, as compared to the corresponding period in 2025. This increase is primarily the result of (i) an increase of $30.8 million in minimum rent, primarily related to strong leasing activity, (ii) an increase in net recovery income of $4.3 million and (iii) a decrease in credit losses of $3.9 million, partially offset by (iv) an increase in non-recoverable expenses of $1.1 million.

Leasing Activity

During the nine months ended September 30, 2026, the Company executed 1,176 leases totaling 8.5 million square feet in the Company’s consolidated operating portfolio, comprised of 363 new leases and 813 renewals and options. The leasing costs associated with these new leases are estimated to aggregate $94.8 million, or $49.06 per square foot. These costs include $71.9 million of tenant improvements and $22.9 million of external leasing commissions. The average rent per square foot for (i) new leases was $27.55 and (ii) renewals and options was $20.11.

Tenant Lease Expirations

At September 30, 2026, the Company has a total of 9,428 leases in its consolidated operating portfolio. The following table sets forth the aggregate lease expirations for each of the next ten years, assuming no renewal options are exercised. For purposes of the table, the total annualized base rent expiring represents annualized rental revenue, excluding the impact of straight-line rent, for each lease that expires during the respective year. Amounts in thousands, except for number of leases data:

Year Ending December 31,	Number of Leases Expiring	Square Feet Expiring	Total Annualized Base Rent Expiring	% of Gross Annual Rent
(1)	128	498	$9,838	0.6%
2026	162	939	$17,908	1.1%
2027	1,102	5,993	$132,557	8.5%
2028	1,437	11,111	$224,149	14.3%
2029	1,338	9,821	$201,796	12.9%
2030	1,187	8,794	$192,872	12.3%
2031	1,197	9,114	$189,705	12.1%
2032	728	7,430	$128,892	8.2%
2033	494	3,671	$73,660	4.7%
2034	438	3,472	$78,868	5.0%
2035	396	3,479	$74,483	4.8%
2036	393	3,828	$80,885	5.2%

(1)
Leases currently under month-to-month lease or in process of renewal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure is interest rate risk. The Company periodically evaluates its exposure to short-term interest rates and will, from time-to-time, enter into interest rate protection agreements, which mitigate, but do not eliminate, the effect of changes in interest rates on its floating-rate debt. As of September 30, 2026, the Company had 26 interest rate swaps with notional amounts aggregating to $860.0 million. The interest rate swap agreements are designated as cash flow hedges and are held by the Company to reduce the impact of changes in interest rates on variable rate debt. The hedged debt is reflected as fixed rate unsecured debt in the table below. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.

The following table presents the carrying value of the Company’s aggregate fixed rate and variable rate debt obligations outstanding, including fair market value adjustments and unamortized deferred financing costs, as of September 30, 2026, with corresponding weighted-average interest rates sorted by maturity date. In addition, the following table presents the fair value of the Company’s debt obligations outstanding, excluding fair market value adjustments and unamortized deferred financing costs. The table does not include extension options where available (amounts in millions).

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Secured Debt
Fixed Rate	$-	$32.1	$121.0	$247.2	$-	$11.4	$411.7	$395.5
Average Interest Rate	-	4.01%	4.43%	4.51%	-	3.33%	4.41%

Variable Rate	$-	$-	$-	$17.2	$-	$-	$17.2	$17.2
Average Interest Rate	-	-	-	4.89%	-	-	4.89%

Unsecured Debt
Fixed Rate (1)	$557.0	$1,134.2	$518.8	$-	$497.5	$5,335.6	$8,043.1	$7,362.6
Average Interest Rate	3.01%	4.30%	2.51%	-	2.70%	4.23%	3.95%

(1)
During October 2026, the Company repaid $500.0 million in senior unsecured notes, which bore interest at a rate of 2.80% per annum.

Based on the Company’s variable-rate debt balances, interest expense would have increased by $0.1 million for the nine months ended September 30, 2026 if short-term interest rates were 1.0% higher.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During January 2024, the Company’s Board of Directors authorized the repurchase of up to 891,000 depositary shares of Class L Preferred Stock, 1,047,000 depositary shares of Class M Preferred Stock, and 185,000 depositary shares of Class N Preferred Stock. During January 2026, the Company’s Board of Directors amended this authorization to be perpetual, eliminating its expiration date. As of September 30, 2026, the Company had 167,999 depositary shares of Class L Preferred Stock, 277,480 depositary shares of Class M Preferred Stock, and 126,578 depositary shares of Class N Preferred Stock available to repurchase under this preferred stock repurchase authorization.

During the three months ended September 30, 2026, the Company repurchased the following Class L depositary shares:

Period	Total Number of Depositary Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 - July 31, 2026	29,470	$19.50	29,470	763,245
August 1, 2026 - August 31, 2026	344,692	19.92	344,692	418,553
September 1, 2026 - September 30, 2026	250,554	20.03	250,554	167,999
Total	624,716	$19.94	624,716

During the three months ended September 30, 2026, the Company repurchased the following Class M depositary shares:

Period	Total Number of Depositary Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 - July 31, 2026	16,863	$19.86	16,863	915,586
August 1, 2026 - August 31, 2026	268,045	20.31	268,045	647,541
September 1, 2026 - September 30, 2026	370,061	20.38	370,061	277,480
Total	654,969	$20.34	654,969

During the three months ended September 30, 2026, the Company repurchased the following Class N depositary shares:

Period	Total Number of Depositary Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 - July 31, 2026	516,750	$64.50	-	126,578
August 1, 2026 - August 31, 2026	236,957	62.90	-	126,578
September 1, 2026 - September 30, 2026	-	-	-	126,578
Total	753,707	$64.00	-

In connection with the repurchase of 516,750 of Class N depositary shares, the Company issued 549,250 common shares for net proceeds of $13.8 million. All of the 753,707 Class N depositary shares repurchased in the table above and the 549,250 common shares issued were separately authorized by the Company’s Board of Directors and not part of the Company’s publicly announced programs or previous authorizations.

During November 2025, the Company established a common share repurchase program. Under this program, the Company may repurchase shares of its common stock, par value $0.01 per share, with an aggregate gross purchase price of up to $750.0 million. This program does not expire. During the nine months ended September 30, 2026, the Company repurchased 6,322,103 shares of common stock for an aggregate purchase price of $150.5 million (weighted average price of $23.80 per share). As of September 30, 2026, the Company had $538.1 million available under this common share repurchase program.

In addition to purchases under the common share repurchase program, in June 2026, separate from the repurchase program described above, the Company repurchased 4.1 million shares of common stock for a total purchase price of $104.7 million (at a price of $25.38 per share) using a portion of the proceeds from the Exchangeable Senior Notes offering.

During the nine months ended September 30, 2026, the Company repurchased 286,181 shares of the Company’s common stock for an aggregate purchase price of $6.4 million (weighted average price of $22.34 per share) in connection with shares of common stock surrendered or deemed surrendered to the Company to satisfy statutory minimum tax withholding obligations in connection with equity-based compensation plans.

The following table presents information regarding the shares of common stock repurchased by the Company during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2026 - July 31, 2026	-	$-	-	$688.1
August 1, 2026 - August 31, 2026	3,449,022	23.86	3,448,118	$605.9
September 1, 2026 - September 30, 2026	2,850,882	23.76	2,850,882	$538.1
Total	6,299,904	$23.81	6,299,000

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Plan Elections

During the three months ended September 30, 2026, no director or officer (as defined in § 240.16a–1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1*	Amendment to Kimco Realty Corporation 2025 Equity Participation Plan
31.1*	Certification of the Chief Executive Officer of Kimco Realty Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of Kimco Realty Corporation, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Chief Executive Officer of Kimco Realty OP, LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of the Chief Financial Officer of Kimco Realty OP, LLC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer of Kimco Realty Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer of Kimco Realty Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification of the Chief Executive Officer of Kimco Realty OP, LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4**	Certification of the Chief Financial Officer of Kimco Realty OP, LLC, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMCO REALTY CORPORATION

October 29, 2026	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

October 29, 2026	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMCO REALTY OP, LLC BY: KIMCO REALTY CORPORATION, managing member

October 29, 2026	/s/ Conor C. Flynn
(Date)	Conor C. Flynn
Chief Executive Officer

October 29, 2026	/s/ Glenn G. Cohen
(Date)	Glenn G. Cohen
Chief Financial Officer